Form 10QSB
period 2007-06-30
Show Me Ethanol, LLC
filed 2007-10-04
CIK 1397872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number: 000-52614

Show Me Ethanol, LLC
(Exact name of small business issuer as specified in its charter)

Missouri	20-4594551
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Highway 10, West
Richmond, Missouri 64085
(Address of principal executive offices)

(816) 766-2291
(Issuer’s telephone number)

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of October 1, 2007, the latest practicable date, 1,498 of the issuer’s Class A Membership Units, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)
June 30, 2007

ASSETS
CURRENT ASSETS
Cash	$21,416,247
Prepaid expenses	145,314
Total current assets	21,561,561
PROPERTY, PLANT AND EQUIPMENT, NET	16,002,699
OTHER ASSETS	510,485
Total assets	$38,074,745

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,936,615
Current portion of long-term debt	19,238
Total current liabilities	4,955,853
LONG-TERM DEBT	63,678
Total liabilities	5,019,531

MEMBERS' EQUITY
Class A capital units, 1,498 issued	22,969,600
Class B capital units, 422 issued	6,317,365
Class C capital units, 213 issued	3,189,118
Retained earnings	579,131
Total members' equity	33,055,214
Total liabilities and members' equity	$38,074,745

The notes to the unaudited financial statements are an integral part of these statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Inception (January 24, 2006) to June 30, 2006	Inception (January 24, 2006) to June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Professional fees	$50,611	$124,316	$34,304	$104,832	$255,102
Salaries and wages	43,645	74,445	29,378	31,078	126,754
Consulting	-	298	37,285	37,285	37,583
Insurance	4,690	9,850	1,250	1,250	18,573
Managers' fees	1,500	5,400	-	-	23,400
Utilities	-	2,500	-	-	2,500
Depreciation	-	1,772	-	-	1,772
Travel	405	2,519	-	-	6,797
Postage	122	929	765	765	2,989
Supplies	282	576	757	757	2,639
Repairs	1,277	1,277	-	-	1,277
Printing	-	-	-	-	504
Dues and subscriptions	-	500	-	-	500
Other expenses	-	-	17	17	125
Total expenses	102,532	224,382	103,756	175,984	480,515
OTHER INCOME (EXPENSE)
Grant income	-	-	-	-	65,000
Interest income	277,923	583,649	-	-	994,646
Net other income (expense)	277,923	583,649	-	-	1,059,646
Net income (loss)	$175,391	$359,267	$(103,756)	$(175,984)	$579,131
Net income (loss) per unit - basic and diluted	$82.23	$168.43	$-	$-	$-
Weighted average units outstanding - basic and diluted	2,133	2,133	-	-	-

The notes to the unaudited financial statements are an integral part of these statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF MEMBERS' EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2007 and the Period from Inception (January 24, 2006) to December 31, 2006

	Class A		Class B		Class C		Retained
	Units	Amount	Units	Amount	Units	Amount	Earnings	Total

Inception, January 24, 2006	-	$-	-	$-	-	$-	$-	$-
Units subscribed	1,498	22,470,000	422	6,330,000	213	3,195,000	-	31,995,000
Subscriptions receivable	-	-	-	(2,000,000)	-	-	-	(2,000,000)
Cost of raising capital	-	(48,400)	-	(13,635)	-	(6,882)	-	(68,917)
Subscription fees	-	548,000	-	1,000	-	1,000	-	550,000
Net income	-	-	-	-	-	-	219,864	219,864
Balance, December 31, 2006	1,498	22,969,600	422	4,317,365	213	3,189,118	219,864	30,695,947
Subscriptions receivable	-	-	-	2,000,000	-	-	-	2,000,000
Net income	-	-	-	-	-	-	359,267	359,267
Balance, June 30, 2007	1,498	$22,969,600	422	$6,317,365	213	$3,189,118	$579,131	$33,055,214

The notes to the unaudited financial statements are an integral part of these statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Six	Inception (January 24,	Inception (January 24,
	Months Ended	2006) to	2006) to
	June 30,	June 30,	June 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$359,267	$(175,984)	$579,131
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	1,772	-	1,772
Change in operating assets and liabilities:
Prepaid expenses	(136,714)	1,250	(145,314)
Accounts payable	34,430	94,642	40,279
Net cash (used) provided by operating activities	258,755	(80,092)	475,868
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,855,576)	(2,000,000)	(9,013,835)
Purchase of available-for-sale security	-	-	(1,000)
Net cash (used) by investing activities	(4,855,576)	(2,000,000)	(9,014,835)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	-	2,080,075	-
Net short-term borrowing from member	-	-	1,995,000
Member units sold	-	-	28,000,000
Subscription fees received	-	551,000	550,000
Payment of loan financing costs	(497,485)	-	(497,485)
Principal payments on long-term debt	(23,384)	-	(23,384)
Cost of raising capital	-	-	(68,917)
Net cash (used) provided by financing activities	(520,869)	2,631,075	29,955,214
Net change in cash	(5,117,690)	550,983	21,416,247
Cash and equivalents, beginning of period	26,533,937	-	-
Cash and equivalents, end of period	$21,416,247	$550,983	$21,416,247

The notes to the unaudited financial statements are an integral part of these statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Description of business: Show Me Ethanol, LLC is a limited liability company organized in the State of Missouri for the purpose of developing, owning and operating a 55 million gallon per year dry-mill ethanol plant and a related co-products processing facility in west central Missouri. Show Me Ethanol, LLC was organized on January 24, 2006. The financial statements are presented in accordance with generally accepted accounting principles in the United States of America.

The Company is in the development stage and is subject to the risks and challenges similar to other companies in a comparable stage of development. The risks include, but are not limited to, dependence on key individuals, successful development and construction of the plant, and the ability to secure adequate financing to meet the minimum capital required to successfully complete the project. As of June 30, 2007, the Company is in the development stage with its efforts being principally devoted to construction activities.

Fiscal reporting period: The Company has adopted a fiscal year ending December 31 for reporting financial operations. These financial statements are as of June 30, 2007.

Basis of accounting: The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles. Under this method, revenues are recognized when earned and expenses as incurred.

The accompanying financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The balance sheet as of December 31, 2006 has been derived from the audited balance sheet of the Company as of that date. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Management estimates: Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Cash: Cash consist of an interest bearing demand deposit account which exceeds the amount insured by the U.S. Federal Deposit Insurance Corporation (FDIC).

Land easement and engineering services: Costs incurred for the purchase of the land easements are capitalized. Engineering costs that relate to future acquisition of property and equipment are capitalized. Depreciation or amortization of engineering costs occurs over the estimated useful life of the related assets when the assets are placed in service.

Property, plant and equipment: Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives.

Capitalized interest: Interest costs incurred on borrowings during the construction period are capitalized as part of the cost of the ethanol plant.

Available-for-sale security: The Company has a $1,000 investment that is recorded at cost, as there is no quoted market price for the security held by the Company. The investment is included in other assets in the balance sheets.

Income taxes: The Company is organized as a limited liability company under Missouri law. As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets is related to depreciation and the capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs were expensed for financial statement purposes. The total assets of the Company have a difference in book and tax bases of $94,744 at June 30, 2007.

Earnings per capital unit: For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance. For purposes of calculating diluted earnings per capital unit, subscribed units are included in the calculation of earnings per unit based on the treasury unit method. There were no differences between basic and diluted earnings per unit for the period ended June 30, 2007.

Segment information: The Company follows SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Long-lived assets: The Company reviews the value of its non-current assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair value of the asset to the carrying amount of the asset. Such assessments did not result in any adjustment to the value of non-current assets.

Organizational costs and start up costs: The Company expenses all organizational and start up costs as incurred. Organizational costs consist of amounts related to the formation of the Company. Start-up costs consists of amounts incurred during the development stage related to the operation and management of the Company, which do not qualify as a capitalized cost.

Cost of raising capital: The Company has netted the cost of raising capital against the proceeds from the sale of membership units. The costs are allocated to members’ equity in proportion to the number of units issued by class. Offering costs include direct costs related to the offering such as legal fees, accounting fees and other direct costs associated with the offering.

Revenue recognition: Revenue from the production of ethanol and related products will be recorded upon delivery to customers. Interest income is recognized as earned. Income from government grant programs is recognized as costs are incurred and requests for reimbursement are filed by the Company.

Comprehensive income: The Company reports comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income”, which requires the reporting of all changes in members’ equity during a period, except those resulting from investment by members and distributions to members, in a financial statement for the period in which they are recognized. This encompasses unrealized gains and losses from available-for-sale securities held. There was no comprehensive income recorded during the period, as there was no change in the fair value of investments.

Fair value of financial instruments: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the available-for-sale security held by the Company is estimated to approximate its fair value as there is no market for the security and management is unaware of any impairment in the value of the security.

Recently issued accounting pronouncements: There are no recently issued accounting pronouncements that have a material impact on the Company during its development stage.

2. RELATED PARTIES

During June 2006, the Company borrowed $2,000,000 from a member. The borrowing was utilized to make an initial down payment on the contract for the construction of the ethanol plant. Upon completion of the Company’s equity drive, $1,995,000 of the borrowing was converted into 133 Class C membership units and $5,000 was repaid to the member. Interest in the amount of $36,844 was paid to the member on the borrowing.

The Company has reimbursed members of the Board of Managers, all of whom own membership units in the Company, for certain expenses incurred by the Company and paid by the members of the Board of Managers during the development stage. Expense reimbursements from inception through June 30, 2006 and 2007 totaled $574. Since inception through June 30, 2007, the Company also paid managers’ fees to the members of the Board of Managers in the amount of $23,400 and reimbursed travel expenses of $6,797. During the three months and six months ended June 30, 2007, the Company paid managers’ fees of $1,500 and $5,400, and reimbursed travel expenses of $405 and $2,519, respectively. There were no managers’ fees paid or travel expenses reimbursed during the period ended June 30, 2006.

Certain costs related to the organization and operation of the Company during the start-up phase were initially paid by Ray-Carroll County Grain Growers, Inc., the holder of all Class B membership units issued by the Company. The Company paid Ray-Carroll County Grain Growers, Inc. $291,923 and accrued another $15,691 of costs incurred on behalf of the Company from inception through June 30, 2007, $45,639 of which was incurred during the three months ended June 30, 2007 and $77,593 of which was incurred during the six months ended June 30, 2007.

On April 30, 2007 the Company entered into an agreement of right of first purchase and right of first refusal with Ray-Carroll Grain Growers, Inc. (the “buy-sell agreement”). Pursuant to the buy-sell agreement, the Company has granted a right of first purchase and a right of first refusal to purchase all or any part of the property comprising the ethanol plant currently under construction. In exchange, Ray Carroll Grain Growers, Inc. has granted the Company a right of first purchase and a right of first refusal to purchase all or any part of certain grain elevator property. The buy-sell agreement’s term is through April 30, 2027.

The Company also has multiple agreements in place with Ray-Carroll County Grain Growers, Inc., as noted below in note 9.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at June 30, 2007:

Land	$2,000,000
Equipment	106,300
Construction in progress	13,903,486
Total property, plant and equipment	16,009,786
Less accumulated depreciation	7,087
Net property, plant and equipment	$16,002,699

Depreciation expense was $0 and $1,772 for the three months and six months ended June 30, 2007, respectively. There was no depreciation expense from inception through December 31, 2006. Depreciation expense during the three months ended June 30, 2007 was capitalized as part of the plant construction costs.

Most of the construction is being performed under contract agreements. As of June 30, 2007, total retainage payable was $259,170 and is included in accounts payable in these financial statements.

4. MEMBERS’ EQUITY

The Company was formed on January 24, 2006 to have a perpetual life. The Company has three classes of membership units (Classes A, B and C) with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. Generally, income and losses are allocated to all members in proportion to units held, regardless of class. Membership units are restricted securities under federal and state securities laws and will not be transferable unless certain conditions imposed by those laws and the Company’s operating agreement are met.

Members of all classes vote on all matters reserved for member approval as detailed in the operating agreement in proportion to the percentage interest held in the Company as a whole. All classes of membership units have similar voting rights other than for electing the Board of Managers to represent their respective classes. Members vote as a class to elect managers, with Class A, B, and C members being entitled to vote for seven, two and one manager positions, respectively. The eleventh member of the Board of Managers shall be chosen by the ten managers elected by the members and shall not be a member of the Company or an employee of a member.

Members must approve any substantial changes to the operating agreement, merger or consolidation with another business entity, sale of substantially all of the Company’s assets or voluntary dissolution. The Board of Managers decides all other matters regarding operation and management of the Company. With the exception of voting for managers as a class, all membership units are identical in their rights under the operating agreement.

The Board of Managers must approve all transfers or other dispositions of membership units. Upon an event of withdrawal of a member, as defined in the operating agreement, the Board of Managers may, but is not required to, elect to cause the Company to purchase such members’ interest at a price equal to fair market value as agreed to among the members, including the selling member.

The Company issued a confidential disclosure statement dated June 1, 2006 for the sale of up to 2,000 Class A membership units, with a minimum of $12,825,000 and a maximum of $30,000,000 raised from such offering of units. The private offering was available only to persons who were residents of the State of Missouri and investors were required to purchase a minimum of two (2) units, up to a maximum of thirty-four (34) units. Upon the execution of a subscription agreement for Class A units, a purchaser of Class A units was required to (i) pay a $1,000 subscription fee, (ii) pay 10% of the total purchase price of the Class A units subscribed, which was deposited into the Company’s escrow account for the offering, and (iii) deliver an executed promissory note in the amount of the remaining 90% balance of the subscription amount. Payments of amounts due under the promissory notes were subject to the call of the Board of Managers, with payment due within ten (10) days of the notice of the call. The units had an offering price of $15,000 per unit.

The private offering for Class A units was closed in August 2006 with 1,498 membership units being sold to 548 members for total proceeds of $23,018,000, including $548,000 of subscription fees.

The Class B units authorized for issuance by the Company were reserved for sale to Ray-Carroll County Grain Growers, Inc. A total of 422 Class B units have been issued at a price of $15,000 per unit, for total cash proceeds of $4,331,000, including $1,000 in subscription fees, and $2,000,000 in land and easements. Title to the land and easements was transferred to the Company in January 2007 as settlement for the subscription receivable.

The Class C units authorized for issuance by the Company were reserved for sale to a group of investors under a separate offering. A total of 213 Class C units have been issued at a price of $15,000 per unit, for total proceeds of $3,196,000, including $1,000 in subscription fees.

All Class A, B, and C unit subscriptions were accepted on September 26, 2006.

5. FINANCING ARRANGEMENTS

On March 1, 2007, the Company entered into a credit agreement with FCS Financial, PCA (FCS) under which FSC will perform agent and servicing responsibilities in the closing and funding of a $48 million construction and term loan agreement for the Company. Under the terms of the loan agreement, the Company is obligated to spend a minimum of $15,800,000 on the ethanol project using equity funds before requesting draws on the construction loan. The loan will be secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company. On August 31, 2007, the Company made the first draw on the construction loan in the amount of $5.8 million.

Once the construction loan is converted to a term loan, the term loan shall be repaid over ten years starting on the conversion date. The Company will make quarterly principal payments, with interest payable monthly at either fixed or variable rates, to be determined by the Company at the conversion date. The Company will also be required to pay fifty percent of its excess cash flow, as defined in the loan agreement, on an annual basis to repay the loan until such time as $15,000,000 of excess cash flow has been used to reduce the principal balance of the loan.

The Company incurred $509,485 in financing costs to secure the above financing. This cost has been capitalized (and is included in other non-current assets on the balance sheet) and will be amortized over the life of the loan once permanent financing is in place. From inception through June 30, 2007, the Company has not amortized any of this deferred cost.

In addition, the Company is required to pay an unused commitment fee on the average daily unused portion of the commitment by FCS at the rate of 0.30% per annum, payable monthly. From inception through June 30, 2007, the Company has paid $34,400 in unused commitment fees and accrued another $12,000, which were capitalized as other assets in these financial statements. $24,400 of that amount was paid during the three months ended June 30, 2007 and $34,400 was paid during the six months ended June 30, 2007.

In March 2007, the Company purchased a piece of equipment for $106,300. The purchase was financed by the equipment manufacturer. The Company is required to make five annual payments of $23,383, including interest at 5.0% with the last payment being due in March 2011. As of June 30, 2007, the outstanding balance on this loan is $82,916. The Company is accruing interest on this loan. Total accrued interest payable for the three months ended June 30, 2007 is $1,036 and is included in accounts payable in these financial statements.

Required future minimum debt payments during the years ending June 30 are as follows:

2008	$19,238
2009	20,200
2010	21,209
2011	22,269
Total long-term debt	$82,916

6. GRANT REVENUE

During 2006, the Company received a value-added agricultural product market development grant from the Missouri Agriculture and Small Business Development Authority. The grant provides matching funds not to exceed $164,818 for working capital expenses. Since inception through June 30, 2007 the Company applied for and received $164,818 under this grant. Of this amount, $65,000 was recorded as grant revenue, $29,000 was netted against the costs of raising capital, and $70,818 was netted against construction in progress.

7. CHAPTER 100 BONDS

In September 2006, the Company entered into an Economic Development Agreement with the County of Carroll, Missouri to implement a tax abatement plan under Missouri Statutes Chapter 100. The plan provides for 100% abatement of real property taxes for twenty years (through December 2028 or twenty years from the construction and commercial operation of the plant, whichever is later) to improve the Company’s cash flow and savings of expenses. Under the plan, legal title of the Company’s real property will be transferred to the County. The County will issue bonds under Chapter 100 of the Missouri Revised Statutes in the aggregate amount of the total cost of the project, estimated to be $70 million. The bonds will be issued to the Company, so no cash will exchange hands. The County will then lease the real estate back to the Company. The lease payments will be equal to the amount of the payments on the bonds. All of the Company’s right, title, and interest in the bonds are expected to be pledged to their finance company as additional security for the construction and term loan. At any time, the Company has the option to purchase the real property by paying off the bonds, paying the trustee fees, plus $1,000.

In return for the abatement of property taxes by the County, the Company has agreed to pay the County an issuance fee of $10,000 at the time of the issuance of the bonds and an additional $10,000 on each anniversary date thereafter until the bonds are no longer outstanding. In addition, the Company has agreed to make annual grant payments in lieu of property taxes in the amount of $90,000 for twenty years, the expected term of the bonds. The Company also agrees to pay the fees of the bond counsel for the transaction and any financial advisor selected by the County.

8. REGULATION

The construction of the plant requires various state and local permits to comply with existing governmental regulations designed to protect the environment and worker safety. The Company is subject to regulation on emissions of the United States Environmental Protection Agency (EPA) which require the Company to obtain air, water and other permits or approvals in connection with the construction and operation of the Company’s business. State and federal rules can and do change and such changes could result in greater regulatory burdens on the Company.

The ethanol production will require the Company to emit a significant amount of carbon dioxide into the air. Current Missouri law regulating emission does not restrict or prevent the Company from emitting carbon dioxide in to the air, but this could change in the future.

The Company is in the process of obtaining the necessary air and water permits to construct and operate the plant, including a permit to discharge wastewater from the plant.

In addition to the foregoing regulations affecting air and water quality, the Company is subject to regulation for fuel storage tanks. If the Company is found to have violated federal, state or local environmental regulations in the future, the Company could incur liability for clean-up costs, damage claims from third parties and civil and criminal penalties that could adversely affect its business.

9. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company has taken assignment from Ray-Carroll County Grain Growers, Inc. of an agreement with U.S. Energy Services, Inc. for energy management and engineering services. The initial term of the agreement began on December 1, 2005 and will continue until twelve months after the plant’s completion date. After the initial term, the agreement will be month-to-month. The agreement provides for fees of $2,900 per month through December 1, 2006, then $3,016 per month for the next 12 months. There is an annual increase of 4% each year on the anniversary date. Total fees of $51,446 were paid under this agreement since inception through June 30, 2007.

The Company has entered into an agreement with Ray-Carroll County Grain Growers, Inc. to perform management, administrative, accounting, clerical and other services such as project management and operations management. The agreement began on November 29, 2006 and will continue until terminated by either party. The agreement has a fee schedule attached, listing the per hour cost for each service. The Company incurred total expenses related to this service agreement of $126,754 since inception through June 30, 2007, including $43,645 during the three months ended June 30, 2007 and $74,445 during the six months ended June 30, 2007. There was $0 expense for the three months and six months ended June 30, 2006.

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll County Grain Growers, Inc. Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year. The Company agreed to pay $0.116 per bushel over Ray-Carroll County Grain Growers, Inc.’s posted bid at their Carrollton facility, with the rate increasing annually by 3.0%. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company. No grain has been purchased by the Company through June 30, 2007.

On July 14, 2006, the Company entered into a contract with ICM, Inc. to construct a dry-mill fuel-grade ethanol plant. The contract price is approximately $62.1 million. A 10% down payment, approximately $6.2 million, was due on the contract, to be paid over time as certain events occurred. As of June 30, 2007, the Company has paid the entire down payment of $6.2 million and it is included in construction in progress as of June 30, 2007. Construction of the plant has begun and is estimated to be completed by June 2008, with a total estimated project cost, including the above construction contract, of approximately $82 million.

In February 2007, the Company contracted with a company to construct a 178,600 bushel corn receiving/grinding facility on the site in Carrollton, Missouri. The contract is for $2.941 million and is expected to take approximately thirty-two weeks to construct. As of June 30, 2007, the Company has incurred approximately $655,000 under this contract. That entire amount has been capitalized as construction in progress but $268,912 is still in payables as of June 30, 2007. There will be additional costs associated with this facility that are not covered by this contract.

On April 18, 2007, the Company entered into a contract for grain storage tank pile foundations at cost of $97,570. As of June 30, 2007, this entire amount has been capitalized to construction in progress and included in accounts payable in these financial statements.

Subsequent to June 30, 2007, the Company entered into a contract to construct the administration building at the plant site. Total contract price is $245,733.

The Company has entered into a marketing agreement with a marketing company for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company. The agreement extends for a period of five years from the time the Company originally ships ethanol. The Company pays the marketing company 1% per net gallon for each gallon of ethanol sold by the marketing company. Title to ethanol transfers to the marketing company upon loading at the plant site but the Company will be responsible for the cost of transportation of the ethanol. No fees have been incurred to date, since ethanol production has not yet begun.

In August 2007, the Company entered into a marketing agreement with Ray-Carroll Grain Growers, Inc. that specifies that Ray-Carroll will be the exclusive marketer of all distiller grain products produced by the Company. The Company agrees to pay a marketing fee to Ray-Carroll of 2.5% to 4.5% of the net price of the distiller grains, depending on type. This fee shall not be less than $1 per ton. The contract begins on the day the Company commences commercial scale production at the facility and has an initial term of three years.

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

The following summarizes the supplemental statement of cash flow information for the periods ended June 30, 2007 and for the periods from inception (January 24, 2006) to June 30, 2006 and inception (January 24, 2006) to June 30, 2007:

	Six Months Ended June 30, 2007	Inception (January 24, 2006) to June 30, 2006	Inception (January 24, 2006) to June 30, 2007
	(unaudited)	(unaudited)	(unaudited)
INTEREST PAID, including $36,844 of capitalized interest	$-	$-	$36,844
NON-CASH INVESTING AND FINANCING ACTIVITIES
Membership units issued for short-term borrowing from member	-	-	1,995,000
Land and easements received as settlement of subscriptions receivable	2,000,000	-	2,000,000
Purchase of property, plant and equipment through issuance of long-term debt	106,300	-	106,300
Deferred offering costs included in accounts payable	-	10,626	-
Deferred offering costs included in due to related party	-	64,666	-
Prepaid insurance included in due to related party	-	15,000	-
Loan financing costs included in accounts payable	12,000	-	12,000
Construction in progress included in account payable	4,884,336	51,393	4,884,336

ITEM 2: PLAN OF OPERATION

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. This discussion should be read in conjunction with the consolidated financial statements including the related footnotes. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

The following discussion should be read in conjunction with the accompanying unaudited financial statements and our 2006 audited financial statements included in the Company’s Form 10-SB. Those financial statements include additional information about our significant accounting policies and practices and the events that underlie our financial results. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties.

Plan of Operation

This Management’s Plan of Operations is a discussion of our plans for the project from the present to the start-up of our facility. This plan reflects our current assumptions and is subject to change as the project progresses.

Overview

Show Me Ethanol, LLC is a start-up company in the development stage, with no current operations or revenues. We plan to build and operate a 55 million gallons per year (mgpy) dry mill ethanol plant in west central Missouri that will process corn into fuel grade ethanol and distillers grains. We began construction of the plant in June 2007 and estimate that it will take approximately 12 months to complete construction of the plant.

We are building our proposed ethanol plant in Carroll County, Missouri. We estimate that the total cost of the project, including construction of the plant and start-up costs, will be approximately $82 million. The plant will have approximately 30 employees after we commence operations.

To date, our efforts have been devoted principally to developing our planned project and related activities. We will not generate revenue until we complete construction of our proposed plant.

Background of the Project

Following our organization as a limited liability company in January 2006, we commenced an offering of our Units to raise funds to support planning and development of the project. The private offering for Class A units was closed in August 2006 with 1,498 membership units being sold to 548 members for total proceeds of $23,018,000, including $548,000 of subscription fees. The Class B units authorized for issuance by the Company were reserved for sale to Ray-Carroll County Grain Growers, Inc. A total of 422 Class B units have been issued at a price of $15,000 per unit, for total cash proceeds of $4,331,000, including $1,000 in subscription fees, and $2,000,000 in land and easements. The Class C units authorized for issuance by the Company were reserved for sale to a group of investors under a separate offering. A total of 213 Class C units have been issued at a price of $15,000 per unit, for total proceeds of $3,196,000, including $1,000 in subscription fees.

Plan of Operations Until Plant Start-Up

From the date of this filing to the date of our anticipated start-up, we will be actively involved in:  preparing our plant site, completing construction related agreements and securing necessary permits, constructing our plant, and arranging and negotiating agreements for the purchase of natural gas and other needs. We believe that we will have sufficient cash resources to cover all of our expenses associated with the construction and commencement of operations of the plant. We also believe that we will have sufficient operating capital to cover our staff, office, audit, legal, compliance, training and other start-up expenses during this period. We estimate that we will need approximately $82 million to complete the project.

We expect to continue work principally on the development of our proposed ethanol plant, obtaining the necessary construction permits, and negotiating other contracts.

We expect to complete construction of the proposed plant and commence operations in June 2008.

We estimate the cost of our project, including land, site development, organizational, financing, pre-production period and start-up expenses, will be approximately $82 million for a 55 mgpy gas-fired facility. As of June 30, 2007 we have spent approximately $16 million on land, equipment and construction in progress.

On March 7, 2007, we closed on a $48,000,000 construction loan (the “Loan”) pursuant to a Construction and Term Loan Agreement (the “Loan Agreement”) with FCS Financial, PCA serving as the administrative agent for the transaction. The participating banks in the Loan include FCS Financial, PCA, AgriBank, FCB, Southwest Bank, CoBank, ACB, 1st Farm Credit Services, FLCA, Bank Midwest, N.A. and Progressive FCS (collectively, the “Banks”). Under the terms of the Loan Agreement, we are obligated to expend $15,800,000 on construction costs associated with the ethanol project before the Banks are obligated to fund any draws on the Loan. Draws on the Loan during the construction period for the ethanol project will bear interest at either “prime rate” plus 0.50% or LIBOR plus 3.00%. Following completion of construction of the ethanol project and satisfaction of other conditions set forth in the Loan Agreement, the Loan will be converted into a term loan having a maturity date that is 10 years from the conversion date. Following the conversion of the Loan into a term loan, interest can accrue on the Loan, at our election, at fixed or variable interest rates.

In connection with the closing of the loan, we paid closing fees to the Banks in the aggregate amount of $235,000. Until the conversion date of the Loan to a term loan, we are obligated to pay the Banks an unused commitment fee equal to 0.30% annum calculated based on the undrawn proceeds of the loan.

Currently, the Loan is secured by a first priority security interest in our real and personal property, including the ethanol project.

Under the terms of the Loan Agreement, 50% of our Excess Cash Flow, as defined in the Loan Agreement, is to be applied on an annual basis to prepay the Loan until such time as $15,000,000 of our Excess Cash Flow has been used to prepay the Loan.

In September 2006, we entered into an Economic Development Agreement with the County of Carroll, Missouri to implement a tax abatement plan under Missouri law. The plan provides for 100% abatement of real property taxes for twenty years (through December 2028 or twenty years from the construction and commercial operation of the Ethanol Plant, whichever is later). Under this agreement, legal title of our real property will be transferred to Carroll County. The County will issue bonds under Chapter 100 of the Missouri Revised Statutes in the aggregate amount of the total cost of the project, estimated to be $70 million. The bonds will be issued to us so no cash will exchange hands. The County will then lease the real estate back to us. The lease payments will be equal to the amount of the payments on these bonds. The Banks, and agents under the Loan Agreement shall receive an assignment of the Chapter 100 Bonds and be given a first priority leasehold deed of trust on the ethanol project. We have an option to purchase the real property by paying off these bonds, paying the trustee fees, plus $1,000.

In return for the abatement of property taxes by the County, we have agreed to pay the County an issuance fee of $10,000 at the time of the issuance of the bonds and an additional $10,000 on each anniversary date thereafter until the bonds are no longer outstanding. In addition, we have agreed to make annual grant payments in lieu of property taxes in the amount of $90,000 for twenty years, the expected term of the bonds. We also agreed to pay the fees of the bond counsel for the transaction and any financial advisor selected by the County.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations

If we are able to build the plant and begin operations, we will be subject to industry-wide factors, as well as factors affecting the economy at large, that affect our operating and financial performance. The industry-wide factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

We expect ethanol sales to constitute the bulk of our future revenues. We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings in the long term.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. Variables such as planting dates, rainfall, and temperatures will likely cause market uncertainty and create corn price volatility throughout the year. Although we do not expect to begin operations for some time, we expect these same factors will continue to cause volatility in the price of corn, which will significantly impact our cost of goods sold.

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. Recently, the price of natural gas has risen along with other energy sources. We look for continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Liquidity and Capital Resources

As of June 30, 2007, we had total assets of $38,074,745 consisting primarily of cash, prepaid expenses and property, plant and equipment. We had current liabilities of $4,955,853 consisting primarily of our accounts payable. Total members’ equity as of June 30, 2007, was $33,055,214. Since our inception, we have generated no revenue from operations.

Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $82 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as described in Item 303(c) of Regulation S-B, promulgated by the SEC.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.

In addition, internal control over financial reporting is the process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management has found four items to be significant deficiencies in our internal controls that in combination indicate a material weakness as it relates to our design or operation of internal control over financial reporting that is reasonably likely to adversely affect our ability to initiate, authorize, record, process and report financial data reliably in accordance with generally accepted accounting principles. Two items relate to management’s failure to make adequate estimates of costs, the third relates to properly capitalizing costs related to construction of the ethanol plant and the fourth relates to properly applying grant proceeds against the applicable area where expenditures were charged. We have made the necessary alterations to our financial statements prior to filing our financial statements with the Securities and Exchange Commission or disclosing them to outside investors.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report as required by Rule 13a-15 of the Exchange Act. Based on their evaluation of our disclosure controls and procedures (including internal controls over financial reporting), they have concluded that as of the end of the period covered by this report our disclosure controls and procedures are not effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management is currently working with its contract bookkeepers to develop a plan to remedy the material weakness.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s review and evaluation of our internal controls beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007 and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2008. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 2. Unregistered Sales of Equity Securities & Use of Proceeds

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 30, 2007 the Company entered into an Agreement of Right of First Purchase and Right of First Refusal with Ray-Carroll Grain Growers, Inc (the “Buy-Sell Agreement”). Pursuant to the Buy-Sell Agreement the Company has granted a right of first purchase and a right of first refusal to purchase all or any part of the property comprising the ethanol plant currently under construction. In exchange, Ray-Carroll Grain Growers, Inc. has granted to the Company a right of first purchase and a right of first refusal to purchase all or any part of certain grain elevator property. The Buy-Sell Agreement’s term is through April 30, 2027. A copy of this agreement is attached to this Form 10Q-SB filing as Exhibit 10.6.

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

Exhibit No.	Description	Reference
3.1	Articles of Organization. **

3.2	Operating Agreement. **

4.1	Form of Class A membership certificate. **

10.1	Services Agreement between Ray-Carroll County Grain Growers, Inc. and the Company dated November 29, 2006. **

10.2	Grain Supply Agreement between Ray-Carroll County Grain Growers, Inc. and the Company, dated March 1, 2006. **

10.3	Construction and Term Loan Agreement between the Company, FCS Financial, PCA, as administrative agent, and certain banks, dated March 7, 2007. **

10.4	Agreement between ICM, Inc. and the Company dated July 14, 2006. ** †

10.5	Ethanol Marketing Agreement by and between the Company and Eco-Energy, Inc., dated May 4, 2007. **

10.6	Agreement of Right of First Purchase and Right of First Refusal by and between the Company and Ray-Carroll County Grain Growers, Inc., dated April 30, 2007. *

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Incorporated by reference from Form 10-SB filed August 6, 2007.
†	Confidential treatment has been requested for portions of this agreement. An unredacted copy of the Agreement has been provided to the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOW ME ETHANOL, LLC

Date: September 28, 2007

By: /s/David Durham

Printed name: David Durham

Title: Chairman