Form 10QSB
period 2007-09-30
Show Me Ethanol, LLC
filed 2007-11-14
CIK 1397872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

REPORT OF

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

SEPTEMBER 30, 2007

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)
September 30, 2007

ASSETS
CURRENT ASSETS
Cash	$6,566,209
Prepaid expenses	109,989
Total current assets	6,676,198
PROPERTY, PLANT AND EQUIPMENT, NET	37,075,855
OTHER ASSETS	545,703
RESTRICTED CASH	3,287,770
Total assets	$47,585,526

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,324,785
Accrued expenses	5,879
Current portion of long-term debt	19,238
Total current liabilities	5,349,902
LONG-TERM DEBT	9,192,116
Total liabilities	14,542,018

MEMBERS' EQUITY
Class A capital units, 1,498 issued	22,969,600
Class B capital units, 422 issued	6,317,365
Class C capital units, 213 issued	3,189,118
Retained earnings	567,425
Total members' equity	33,043,508
Total liabilities and members' equity	$47,585,526

The notes to the unaudited financial statements are an integral part of these statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

				Inception	Inception
	Three	Nine	Three	(January 24,	(January 24,
	Months Ended	Months Ended	Months Ended	2006) to	2006) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Professional fees	$45,613	$169,929	$11,245	$116,077	$300,715
Salaries and wages	68,028	142,473	10,618	41,696	194,782
Consulting	-	298	-	37,285	37,583
Insurance	3,850	13,700	4,137	5,387	22,423
Managers' fees	3,050	8,450	-	-	26,450
Relocation expenses	10,286	10,286	-	-	10,286
Travel	1,178	3,697	-	-	7,975
Supplies	401	977	1,170	1,927	3,040
Postage	-	929	661	1,426	2,989
Utilities	129	2,629	-	-	2,629
Health insurance	2,071	2,071	-	-	2,071
Depreciation	-	1,772	-	-	1,772
Payroll taxes	1,575	1,575	-	-	1,575
Repairs	6	1,283	-	-	1,283
Dues and subscriptions	30	530	-	-	530
Printing	24	24	-	-	528
Other expenses	40	40	108	125	165
Total expenses	136,281	360,663	27,939	203,923	616,796
OTHER INCOME (EXPENSE)
Grant income	-	-	65,000	65,000	65,000
Interest income	124,575	708,224	122,167	122,167	1,119,221
Net other income	124,575	708,224	187,167	187,167	1,184,221
Net (loss) income	$(11,706)	$347,561	$159,228	$(16,756)	$567,425
Net (loss) income per unit - basic and diluted	$(5.49)	$162.94	$1,712.13	$(492.82)	$-
Weighted average units outstanding - basic and diluted	2,133	2,133	93	34	-

The notes to the unaudited financial statements are an integral part of these statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF MEMBERS' EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2007 and the Period from Inception (January 24, 2006) to December 31, 2006

	Class A		Class B		Class C		Retained
	Units	Amount	Units	Amount	Units	Amount	Earnings	Total
Inception, January 24, 2006	-	$-	-	-	-	$-	$-	$-
Units subscribed	1,498	22,470,000	422	6,330,000	213	3,195,000	-	31,995,000
Subscriptions receivable	-	-	-	(2,000,000)	-	-	-	(2,000,000)
Cost of raising capital	-	(48,400)	-	(13,635)	-	(6,882)	-	(68,917)
Subscription fees	-	548,000	-	1,000	-	1,000	-	550,000
Net income	-	-	-	-	-	-	219,864	219,864
Balance, December 31, 2006	1,498	22,969,600	422	4,317,365	213	3,189,118	219,864	30,695,947
Subscriptions receivable	-	-	-	2,000,000	-	-	-	2,000,000
Net income	-	-	-	-	-	-	347,561	347,561
Balance, September 30, 2007	1,498	$22,969,600	422	$6,317,365	213	$3,189,118	$567,425	$33,043,508

The notes to the unaudited financial statements are an integral part of these statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

		Inception	Inception
	Nine	(January 24,	(January 24,
	Months Ended	2006) to	2006) to
	September 30,	September 30,	September 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$347,561	$(16,756)	$567,425
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	1,772	-	1,772
Change in operating assets and liabilities:
Prepaid expenses	(101,389)	(11,936)	(109,989)
Grant receivable	-	(101,250)	-
Accounts payable	26,985	9,964	32,834
Accrued expenses	5,879	-	5,879
Net cash provided (used) by operating activities	280,808	(119,978)	497,921
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(25,521,117)	(4,073,878)	(29,679,376)
Purchase of available-for-sale security	-	(1,000)	(1,000)
Increase in restricted cash	(3,287,770)	-	(3,287,770)
Net cash (used) by investing activities	(28,808,887)	(4,074,878)	(32,968,146)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	9,128,438	-	9,128,438
Net short-term borrowing from member	-	-	1,995,000
Member units sold	-	25,687,000	28,000,000
Subscription fees received	-	550,000	550,000
Payment of loan financing costs	(544,703)	-	(544,703)
Principal payments on long-term debt	(23,384)	-	(23,384)
Cost of raising capital	-	(68,917)	(68,917)
Net cash (used) provided by financing activities	8,560,351	26,168,083	39,036,434
Net change in cash	(19,967,728)	21,973,227	6,566,209
Cash and equivalents, beginning of period	26,533,937	-	-
Cash and equivalents, end of period	$6,566,209	$21,973,227	$6,566,209

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

The Company is in the development stage and is subject to the risks and challenges similar to other companies in a comparable stage of development. The risks include, but are not limited to, dependence on key individuals, successful development and construction of the plant, and the ability to secure adequate financing to meet the minimum capital required to successfully complete the project. As of September 30, 2007, the Company is in the development stage with its efforts being principally devoted to construction activities.

Fiscal reporting period: The Company has adopted a fiscal year ending December 31 for reporting financial operations. These financial statements are as of September 30, 2007.

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

Cash: Cash consists of an interest bearing demand deposit account which exceeds the amount insured by the U.S. Federal Deposit Insurance Corporation (FDIC).

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

Capitalized interest: Interest costs incurred on borrowings during the construction period are capitalized as part of the cost of the ethanol plant. Total interest capitalized during the nine months ended September 30, 2007 was $45,218 and from inception through September 30, 2007 was $82,062.

Available-for-sale security: The Company has a $1,000 investment that is recorded at cost, as there is no quoted market price for the security held by the Company. The investment is included in other assets in the balance sheet.

Restricted cash: Cash that is restricted or reserved for purposes other than funding operations is classified as restricted cash on the balance sheet.

Income taxes: The Company is organized as a limited liability company under Missouri law. As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets is related to depreciation and the capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs were expensed for financial statement purposes. The total assets of the Company have a difference in book and tax bases of $89,150 at September 30, 2007.

Earnings per capital unit: For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance. For purposes of calculating diluted earnings per capital unit, subscribed units are included in the calculation of earnings per unit based on the treasury unit method. There were no differences between basic and diluted earnings per unit for the period ended September 30, 2007.

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

Fair value of financial instruments: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable and long-term debt. Fair values were assumed to approximate carrying values for these financial instruments their carrying amounts approximate fair values. The carrying value of the available-for-sale security held by the Company is estimated to approximate its fair value as there is no market for the security and management is unaware of any impairment in the value of the security.

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

The Company has reimbursed members of the Board of Managers, all of whom own membership units in the Company, for certain expenses incurred by the Company and paid by the members of the Board of Managers during the development stage. Expense reimbursements from inception through September 30, 2006 and 2007 totaled $574. From inception through September 30, 2007, the Company also paid managers’ fees to the members of the Board of Managers in the amount of $26,450 and reimbursed travel expenses of $7,176. During the three months and nine months ended September 30, 2007, the Company paid managers’ fees of $3,050 and $8,450, and reimbursed travel expenses of $379 and $2,898, respectively. There were no managers’ fees paid or travel expenses reimbursed during the period ended September 30, 2006.

Certain costs related to the organization and operation of the Company during the start-up phase were initially paid by Ray-Carroll County Grain Growers, Inc., the holder of all Class B membership units issued by the Company. The Company paid Ray-Carroll County Grain Growers, Inc. $332,427 and accrued another $2,640 of costs incurred on behalf of the Company from inception through September 30, 2007, $27,453 of which was incurred during the three months ended September 30, 2007 and $105,046 of which was incurred during the nine months ended September 30, 2007.

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

The Company also has multiple agreements in place with Ray-Carroll County Grain Growers, Inc., as noted below in note 9.

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 2007:

Land	$2,000,000
Equipment	108,017
Construction in progress	34,980,240
Total property, plant and equipment	37,088,257
Less accumulated depreciation	12,402
Net property, plant and equipment	$37,075,855

Depreciation expense was $0 and $1,772 for the three months and nine months ended September 30, 2007, respectively. There was no depreciation expense from inception through December 31, 2006. Depreciation expense during the nine months ended September 30, 2007 of $10,630 was capitalized as part of the plant construction costs.

Most of the construction is being performed under contract agreements. As of September 30, 2007, total retainage payable was $1,379,107 and is included in accounts payable in these financial statements.

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

All Class A, B, and C unit subscriptions were accepted on September 26, 2006.

5.  FINANCING ARRANGEMENTS

On March 1, 2007, the Company entered into a credit agreement with FCS Financial, PCA (FCS) under which FSC will perform agent and servicing responsibilities in the closing and funding of a $48 million construction and term loan agreement for the Company. Under the terms of the loan agreement, the Company is obligated to spend a minimum of $15,800,000 on the ethanol project using equity funds before requesting draws on the construction loan. The loan will be secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company. As of September 30, 2007, the balance on this loan is $9,128,438. Of this amount, $3,287,770 was advanced but not expended for construction in progress until after September 30, 2007. This amount is shown as restricted cash on the balance sheet.

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

The Company incurred $544,703 in financing costs to secure the above financing. This cost has been capitalized (and is included in other non-current assets on the balance sheet) and will be amortized over the life of the loan once permanent financing is in place. From inception through September 30, 2007, the Company has not amortized any of this deferred cost.

In addition, the Company is required to pay an unused commitment fee on the average daily unused portion of the commitment by FCS at the rate of 0.30% per annum, payable monthly. From inception through September 30, 2007, the Company has paid $81,617 in unused commitment fees which were capitalized as other assets in these financial statements. $35,217 of that amount was paid during the three months ended September 30, 2007 and $81,617 was paid during the nine months ended September 30, 2007.

In March 2007, the Company purchased a piece of equipment for $106,300. The purchase was financed by the equipment manufacturer. The Company is required to make five annual payments of $23,383, including interest at 5.0% with the last payment being due in March 2011. As of September 30, 2007, the outstanding balance on this loan is $82,916. The Company is accruing interest on this loan. Total accrued interest payable for the three months ended September 30, 2007 is $1,036. Total accrued interest for the nine months ended September 30, 2007 is $2,072 and is included in accounts payable in these financial statements. The interest expense has been capitalized as a part of construction in progress.

The estimated maturities of long-term debt during the years ending September 30, assuming the entire amount available under the construction financing is drawn on approximately September 1, 2008, when it is converted to a term loan are as follows:

2008	$19,238
2009	4,820,200
2010	4,821,209
2011	4,822,269
2012	4,800,000
Thereafter	28,800,000
Total long-term debt	$48,082,916

On November 6, 2007, the Company entered into a revolving credit agreement with FCS for up to $5 million. Borrowings under the revolving credit agreement are subject to availability under a borrowing base calculation based on accounts receivable, inventory and accounts payable; however, up to $2 million may be requested without the requirement of a borrowing base. Each borrowing, at the option of the Company, can be a revolving base rate loan or a revolving LIBOR rate loan. The revolving loan will be secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company. The revolving credit agreement matures thirty-six months from the date of the initial disbursement under the agreement.

Under the terms of the revolving credit agreement, the Company may request that FCS issue one or more letters of credit, subject to borrowing availability. On November 6, 2007, a $480,000 letter of credit was issued by FCS on behalf of the Company in favor of a contractor working on the ethanol project. The letter of credit has a term of one year.

The revolving credit agreement includes a 0.50% closing fee, to be paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly. The Company agrees to pay FCS a quarterly fee of 2.5% on the face amount of each letter of credit issued.

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

9.  COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company has taken assignment from Ray-Carroll County Grain Growers, Inc. of an agreement with U.S. Energy Services, Inc. for energy management and engineering services. The initial term of the agreement began on December 1, 2005 and will continue until twelve months after the plant’s completion date. After the initial term, the agreement will be month-to-month. The agreement provides for fees of $2,900 per month through December 1, 2006, then $3,016 per month for the next 12 months. There is an annual increase of 4% each year on the anniversary date. Total fees of $60,494 were paid under this agreement since inception through September 30, 2007.

The Company has entered into an agreement with Ray-Carroll County Grain Growers, Inc. to perform management, administrative, accounting, clerical and other services such as project management and operations management. The agreement began on November 29, 2006. Effective October 1, 2007, the agreement has been terminated. The agreement has a fee schedule attached, listing the per hour cost for each service. The Company incurred total expenses related to this service agreement of $179,974 from inception through September 30, 2007, including $53,220 during the three months ended September 30, 2007 and $127,665 during the nine months ended September 30, 2007. There was $0 expense for the three months and nine months ended September 30, 2006.

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll County Grain Growers, Inc. Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year. The Company agreed to pay $0.116 per bushel over Ray-Carroll County Grain Growers, Inc.’s posted bid at their Carrollton facility, with the rate increasing annually by 3.0%. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company. As of September 30, 2007, the Company has entered into forward purchase contracts under this agreement for 150,000 bushels per month for May through August 2008.

On July 14, 2006, the Company entered into a contract with ICM, Inc. to construct a dry-mill fuel-grade ethanol plant. The contract price is approximately $62.1 million. A 10% down payment, approximately $6.2 million, was due on the contract, to be paid over time as certain events occurred. As of September 30, 2007, the Company has paid the entire down payment of $6.2 million and it is included in construction in progress as of September 30, 2007. Construction of the plant has begun and is estimated to be completed by June 2008, with a total estimated project cost, including the above construction contract, of approximately $82 million. As of September 30, 2007, the Company has incurred costs under this contract of approximately $25.5 million. Of that amount, approximately $1.3 million is being held as retainage and is included in accounts payable in the balance sheet.

In February 2007, the Company contracted with a company to construct a 178,600 bushel corn receiving/grinding facility on the site in Carrollton, Missouri. The contract is for $2.941 million and is expected to take approximately thirty-two weeks to construct. As of September 30, 2007, the Company has incurred approximately $2,042,000 under this contract. That entire amount has been capitalized as construction in progress but $495,718 is still in payables as of September 30, 2007. There will be additional costs associated with this facility that are not covered by this contract.

On July 27, 2007, the Company entered into a contract to construct the administration building at the plant site. Total contract price is $245,733. Total cost incurred during the three months ended September 30, 2007 under this contract are $83,067, of which $69,969 is included in accounts payable at quarter end.

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

Subsequent to September 30, 2007, the Company entered into a contract for the construction of a water supply pipeline. The total contract price is $255,074.

10.  SUPPLEMENTAL CASH FLOW DISCLOSURES

The following summarizes the supplemental statement of cash flow information for the nine months ended September 30, 2007 and for the periods from inception (January 24, 2006) to September 30, 2006 and inception (January 24, 2006) to September 30, 2007:

	Nine Months Ended September 30, 2007	Inception (January 24, 2006) to September 30, 2006	Inception (January 24, 2006) to September 30, 2007
	(unaudited)	(unaudited)	(unaudited)
INTEREST PAID, including $36,844 of capitalized interest	$-	$-	$36,844
NON-CASH INVESTING AND FINANCING ACTIVITIES
Membership units issued for short-term borrowing from member	-	-	1,995,000
Membership units issued with subscriptions receivable	-	6,308,000	-
Land and easements received as settlement of subscriptions receivable	2,000,000	-	2,000,000
Purchase of property, plant and equipment through issuance of long-term debt	106,300	-	106,300
Construction in progress included in accounts payable	5,291,951	3,045	5,291,951

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. This discussion should be read in conjunction with the financial statements including the related footnotes. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

Overview

Show Me Ethanol, LLC is a start-up company in the development stage, with no current operations or revenues. We are building and plan to operate a 55 million gallons per year (mgpy) dry mill ethanol plant in west central Missouri that will process corn into fuel grade ethanol and distillers grains. We began construction of the plant in June 2007 and estimate that it will take approximately 12 months to complete construction of the plant.

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

We estimate the cost of our project, including land, site development, organizational, financing, pre-production period and start-up expenses, will be approximately $82 million for a 55 mgpy gas-fired facility. As of September 30, 2007 we have spent approximately $37 million on land, equipment and construction in progress.

On March 7, 2007, we closed on a $48,000,000 construction loan (the “Term Loan”) pursuant to a Construction and Term Loan Agreement (the “Term Loan Agreement”) with FCS Financial, PCA serving as the administrative agent for the transaction. The participating banks in the Term Loan include FCS Financial, PCA, AgriBank, FCB, Southwest Bank, CoBank, ACB, 1st Farm Credit Services, FLCA, Bank Midwest, N.A. and Progressive FCS (collectively, the “Banks”). Under the terms of the Term Loan Agreement, we are obligated to expend $15,800,000 on construction costs associated with the ethanol project before the Banks are obligated to fund any draws on the Term Loan. Draws on the Term Loan during the construction period for the ethanol project will bear interest at either “prime rate” plus 0.50% or LIBOR plus 3.00%. Following completion of construction of the ethanol project and satisfaction of other conditions set forth in the Term Loan Agreement, the Term Loan will be converted into a term loan having a maturity date that is 10 years from the conversion date. Following the conversion of the Term Loan into a term loan, interest can accrue on the Term Loan, at our election, at fixed or variable interest rates.

In connection with the closing of the Term Loan, we paid closing fees to the Banks in the aggregate amount of $235,000. Until the conversion date of the Term Loan to a term loan, we are obligated to pay the Banks an unused commitment fee equal to 0.30% annum calculated based on the undrawn proceeds of the loan.

Currently, the Term Loan is secured by a first priority security interest in our real and personal property, including the ethanol project.

Under the terms of the Term Loan Agreement, 50% of our Excess Cash Flow, as defined in the Term Loan Agreement, is to be applied on an annual basis to prepay the Term Loan until such time as $15,000,000 of our Excess Cash Flow has been used to prepay the Term Loan.

In September 2006, we entered into an Economic Development Agreement with the County of Carroll, Missouri to implement a tax abatement plan under Missouri law. The plan provides for 100% abatement of real property taxes for twenty years (through December 2028 or twenty years from the construction and commercial operation of the Ethanol Plant, whichever is later). Under this agreement, legal title of our real property will be transferred to Carroll County. The County will issue bonds under Chapter 100 of the Missouri Revised Statutes in the aggregate amount of the total cost of the project, estimated to be $70 million. The bonds will be issued to us so no cash will exchange hands. The County will then lease the real estate back to us. The lease payments will be equal to the amount of the payments on these bonds. The Banks, and agents under the Term Loan Agreement shall receive an assignment of the Chapter 100 Bonds and be given a first priority leasehold deed of trust on the ethanol project. We have an option to purchase the real property by paying off these bonds, paying the trustee fees, plus $1,000.

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

Liquidity and Capital Resources

As of September 30, 2007, we had total assets of $47,585,526 consisting primarily of cash, prepaid expenses and property, plant and equipment. We had current liabilities of $5,349,902 consisting primarily of our accounts payable. Total members’ equity as of September 30, 2007, was $33,043,508. Since our inception, we have generated no revenue from operations.

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

Management has found significant deficiencies in our internal controls that in combination indicate a material weakness as it relates to our design or operation of internal control over financial reporting that is reasonably likely to adversely affect our ability to initiate, authorize, record, process and report financial data reliably in accordance with generally accepted accounting principles. We have made the necessary alterations to our financial statements prior to filing our financial statements with the Securities and Exchange Commission or disclosing them to outside investors.

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

Management has developed a plan to remedy the material weakness.

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

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective August 13, 2007, the Company’s Board hired Greg Thomas as General Manager of the Company. Mr. Thomas is an at-will employee. As of August 13, 2007, Mr. Thomas functions as the Company’s Principal Executive Officer and Principal Financial Officer. Mr. Thomas is 52 years old and is paid an annual salary of $110,000. The Company intends to hire an additional employee to take over responsibility as the Principal Financial Officer.

On October 1, 2007, the Company terminated the Service Agreement dated November 29, 2006 with Ray-Carroll County Grain Growers, Inc. Pursuant to the agreement, Ray-Carroll County Growers, Inc. provided management, administrative, accounting, clerical and other services such as project management and operations management. Mr. Thomas and other employees of the Company will now perform these functions. The Services Agreement was filed as Exhibit 10.1 to the Company’s Form 10-SB on August 6, 2007.

On November 6, 2007, the Company as borrower entered into a revolving credit agreement with FCS Financial, PCA (“FCS”) as lender for a total borrowing up to $5 million (the “Revolving Credit Agreement”). The purposes of the Revolving Credit Agreement are to (i) fund proper corporate business purposes of the Company, (ii) fund the Company’s maintenance capital expenditures and (iii) to finance letters of credit.

Borrowings under the Revolving Credit Agreement are subject to availability under a borrowing base calculation based on accounts receivable, inventory and accounts payable; however, up to $2 million may be requested without the requirement of a borrowing base. Each borrowing, at the option of the Company, can be either a revolving base rate loan or a revolving LIBOR rate loan (in either case, a “Revolving Loan”). The Company may select interest periods of one, two, three or six months for LIBOR loans. The Revolving Loans will be secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company, secured equally and ratably with the Term Loan on the same lien priority basis. The Revolving Credit Agreement matures thirty-six months from the date of the initial disbursement under the agreement.

The Revolving Credit Agreement includes a 0.50% closing fee, to be paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly. The Company agrees to pay FCS a quarterly fee of 2.5% on the face amount of each letter of credit issued.

The Revolving Credit Agreement contains affirmative and negative covenants customary of a loan of this type. The Revolving Credit Agreement also contains covenants that require the Company to maintain certain minimum financial standards, including net worth, debt service coverage ratio, working capital and equity to total assets percentage.

Under the terms of the Revolving Credit Agreement, the Company may request that FCS issue one or more letters of credit, subject to borrowing availability. On November 6, 2007, a $480,000 letter of credit was issued by FCS on behalf of the Company in favor of a contractor working on the ethanol project. The letter of credit has a term of one year.

The foregoing description is only a summary and is qualified in its entirety by the Revolving Credit Agreement, which is filed with this report as Exhibit 10.1 and is incorporated by reference herein.

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

Exhibit No.	Description	Reference
10.1	Revolving Credit Agreement dated November 6, 2007 between Show Me Ethanol, LLC and FCS Financial, PCA. *

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOW ME ETHANOL, LLC

Date: November 14 , 2007

By:	/s/ Gregory E. Thomas

Printed name: Gregory E. Thomas

Title: General Manager

EXHIBIT INDEX

Exhibit No.	Description	Reference
10.1	Revolving Credit Agreement dated November 6, 2007 between Show Me Ethanol, LLC and FCS Financial, PCA. *

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.