Form 10KSB
period 2007-12-31
Show Me Ethanol, LLC
filed 2008-03-31
CIK 1397872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 000-52614

Show Me Ethanol, LLC
(Name of small business issuer in its charter)

Missouri	20-4594551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 9 26530 E. Highway 24 Carrollton, Missouri	64633
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 660-542-6493

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Class A Membership Units
(Title of class)

Check whether the issuer in not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

State issuer’s revenues for its most recent fiscal year:
$0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

No market exists for the Membership Interests of the small business issuer, and, therefore, no aggregate market value can be determined

Documents Incorporated by Reference:

None.

Transitional Small Business Disclosure Format (Check one):  Yes ☐      No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We are a Missouri limited liability company organized in January 2006 with the intention of developing, owning and operating a dry-mill ethanol plant and a related co-products processing facility in west central Missouri. Unless context requires otherwise, references to “the Company,” “we,” “us” and “our” refer to Show Me Ethanol, LLC. As a limited liability company, we are governed by Missouri law, our Articles of Organization and our Operating Agreement.

Our principal executive office is located at 26530 E. Highway 24 Carrollton, Missouri 64633 and our telephone number is 660-542-6493.

We are building a corn-based grain processing facility that will produce ethanol and distillers’ grains (DGs). In this Form 10-KSB, we refer to this project as the “Ethanol Plant.”

Strategic Relationships and Affiliations. We have strategic relationships with a number of professional organizations that we believe will help us in building and operating our Ethanol Plant most effectively by managing the risks inherent in our business. Background information on a number of our key partners is provided below.

•	Ray-Carroll

•	A diversified agribusiness cooperative with annual sales in excess of $100,000,000.

•
Ray-Carroll is intended to be the provider of corn and grain sorghum to the Ethanol Plant. Ray-Carroll handles tens of millions of grain bushels, and an abundance of dry and liquid agricultural products annually.

•	US Energy Services, Inc.

•	A manager for 65 successful ethanol production plants.

•	Ray-Carroll Fuels, LLC

•	A wholly owned subsidiary of Ray-Carroll serving a 12 county area in West Central Missouri that with annual sales of 1.5 million gallons of gas and 4 million gallons of diesel.

•	Ray Carroll Fuels is intended to be a purchaser of ethanol from us.

•	Jefferson City Oil Company

•	A fuel business owned by Tom and John Kolb, both of whom are Managers of the Company and an affiliate of a Class C Unitholder.

•	Jefferson City Oil is headquartered in Jefferson City, Missouri and has annual sales of 35 million gallons of gas and 25 million gallons of diesel with a significant presence in the sale of ethanol

•	Jefferson City Oil is intended to be a purchaser of ethanol from us.

The Dry Mill Process. The Ethanol Plant will produce ethanol by processing corn. The corn will be purchased from Ray-Carroll. It will then be conveyed to a scalper to remove rocks and debris. Thereafter, the corn will be transported to a hammer mill or grinder where it is ground into a fine powder, or “meal,” and conveyed into a tank for processing. The meal is then mixed with water, heat and enzymes to break the ground corn into a fine liquid or “mash.” Ammonia is added for pH control and as a nutrient to the yeast. The mash is processed through a high temperature cook step, which reduces bacteria levels prior to fermentation. The mash is cooled and transferred to the fermenters where yeast is added and the conversion of sugar to ethanol and carbon dioxide begins.

After fermentation, the resulting liquid is transferred to distillation where the ethanol is separated from the residual stillage. The ethanol is concentrated to 190 proof using conventional distillation and then is dehydrated to approximately 200 proof in a molecular sieve system. The resulting anhydrous ethanol is blended with about 5% denaturant (usually gasoline) and is then ready for shipment to markets throughout the country.

The stillage is separated into a coarse grain fraction and a soluble fraction by centrifugation. The soluble fraction is concentrated to about 30% solids by evaporation. This intermediate is called condensed distillers solubles or syrup. The coarse grain and syrup fractions are then mixed to produce wet distillers’ grains (WDGs) which can either be sold or dried to produce dry distillers grains (DDGs), a high protein animal feed product. Modified wet distillers’ grains (MWDGs) at about 40% moisture can be produced by partial drying of the WDGs. Two dryers operating in series are used to produce DDGs. In the production of DDGs, the syrup is blended with the dry grains leaving the first dryer. This blended feed is then introduced into the second dryer for final drying to DDGs. In the production of MWDGs, all or a portion of the blended feed is diverted to the wet cake pad prior to entering the second dryer.

Site. The site for the Ethanol Plant is located in Carroll County, Missouri, adjacent to Ray-Carroll’s grain facilities. Our site selection process was based upon a number of factors, including the proximity to Ray-Carroll corn origination, storage and handling facilities, availability and cost of corn, natural gas, water supply and electric service, access to rail and truck service through Ray-Carroll facilities, availability of skilled labor, air quality, water rights, tax relief and permitting considerations.

Site Control. In exchange for Class B Units, the Ethanol Plant site was transferred to the Company by Ray-Carroll together with a permanent easement for our use in connection with the construction and operation of the Ethanol Plant of a privately built and maintained road belonging to Ray-Carroll. The site consists of approximately 20 acres. As part of the easement the Ethanol Plant will be responsible for 50% of the road’s maintenance and upkeep. In addition, in connection with the construction of the Ethanol Plant, we will be responsible for all site upgrades required for operation, which may include items such as paving road surfaces.

Corn Procurement. Ethanol production at our Ethanol Plant will require significant amounts of corn. We have entered a corn supply agreement with Ray-Carroll that has a 20-year initial term (from the date of first delivery of corn). This corn supply agreement will cover the needs for up to 65 million gallons of ethanol production annually. This agreement will allow us to utilize Ray-Carroll’s buying power, facilities and expertise for sourcing and pricing feedstock corn. However, nothing assures that this relationship will result in the lowest cost supply of corn at all times. The agreement requires Ray-Carroll to be commercially reasonable in its pricing of corn to us. The costing method will be a method that results in Ray-Carroll achieving a specific mark-up for its handling and through put services at its Carrollton facility adjacent to the Ethanol Plant. The level of the initial mark-up for such services depends on when the first corn is delivered. The base mark-up is $0.116 per bushel and increases 3% per year as of each anniversary date of the contract. The contract was entered into as of March 1, 2006, therefore the mark-up will increase as of March 1 of each year after 2006. As of March 1, 2008, the mark-up was $0.123 per bushel.

Corn represents approximately 53% of the cost of revenue for ethanol production. To lessen the impact of fluctuating feedstock prices on our profitability, we plan to develop a comprehensive risk management and hedging program. In addition to the savings of having to build only minimal grain storage facilities and rail access, we also gain from the use of Ray-Carroll’s buying power and cash flow support.

DDGs Market. Once the grain is processed and ethanol and carbon dioxide are extracted, the resulting DDGs are intended to be marketed pursuant to a long-term agreement with Ray-Carroll for the marketing of DDGs in local and regional markets. We entered into a long-term agreement with Ray-Carroll on August 20, 2007 for the marketing of DDGs in local and regional markets. Under the terms of a letter of intent provided to us on February 21, 2006, Ray-Carroll has offered to market the DDGs at prevailing DDGs marketing fees. This marketing “backstop” allows us to utilize Ray-Carroll’s national and international marketing, handling, and shipping capabilities should we decide to do so.

Ethanol Market. We believe that there are opportunities to market the ethanol we produce on a local, regional and national level. Our proximity to the BNSF Railroad Class I mainline may help minimize our transportation costs. Further, the market opportunities within freight logical truck markets are significant and present a viable marketing opportunity.

Rail Access

Ray-Carroll has provided an easement to use its track and an agreement to allow the Company to utilize its locomotives for the purpose of transporting DDGs and ethanol from the Ethanol Plant. The value of these agreements was set at $1.6 million and was exchanged for Class B Units. We will be required to make a capital investment (estimated to be approximately $250,000) to extend the track onto our plant site and will be obligated for 50% of the upkeep of the Ray-Carroll track and locomotive on an ongoing basis.

Project Financing

The estimated cost of the Project, including construction and start-up expenses, is expected to be approximately $82,000,000. We intend to finance the project with approximately $33 million in equity capital and $48 million in debt financing. We also expect to qualify for state and federal grants which should provide up to $500,000.

Initial Financing/Liquidity and Capital Resources. We have financed our operations since inception primarily through loan advances by Ray-Carroll and the private placement of Class A, B and C Membership Units. We made a $2,000,000 deposit with a design build company. In order to meet this requirement, we entered into a bridge loan with CMBF. As of December 31, 2007, we had cash and cash equivalents of $4,652,087 and total assets of $62,824,915. As of December 31, 2007, we had current liabilities of $7,619,941, which consist primarily of our accounts payable in connection with plant construction. Total members’ equity as of December 31, 2007 was $32,964,753. Since inception, we have generated no operating revenue, and cash flows provided by financing activities through December 31, 2007, consist primarily of loans from Ray-Carroll, CMBF and FCS Financial and the private placement of Class A, B and C Membership Units.

To date, our only source of financing has been debt provided by Ray-Carroll, CMBF and FCS Financial and the proceeds from the sale of our Membership Units. Until our operations generate significant revenues, we will need to continue to fund operations through the sources of funds previously described.

Project Debt Financing. On March 7, 2007, the Company closed on a $48,000,000 construction loan (the “Loan”) pursuant to a Construction and Term Loan Agreement (the “Loan Agreement”) with FCS Financial, PCA serving as the administrative agent for the transaction. The participating banks in the Loan include FCS Financial, PCA, AgriBank, FCB, Southwest Bank, CoBank, ACB, 1st Farm Credit Services, FLCA, Bank Midwest, N.A. and Progressive FCS (collectively, the “Banks”). Under the terms of the Loan Agreement, the Company is obligated to expend $15,800,000 on construction costs associated with the Ethanol Project before the Banks are obligated to fund any draws on the Loan. Draws on the Loan during the construction period for the Ethanol Project will bear interest at either “prime rate” plus 0.50% or LIBOR plus 3.00%. Following completion of construction of the Ethanol Project and satisfaction of other conditions set forth in the Loan Agreement, the Loan will be converted into a term loan having a maturity date that is 10 years from the conversion date. Following the conversion of the Loan into a term loan, interest can accrue on the Loan, at the election of the Company, at fixed or variable interest rates.

In connection with the closing of the loan, the Company paid closing fees to the Banks in the aggregate amount of $235,000. Until the conversion date of the Loan to a term loan, the Company is obligated to pay the Banks an unused commitment fee equal to 0.30% annum calculated based on the undrawn proceeds of the loan. The Loan is secured by a first priority security interest in the Company’s real and personal property, including the Ethanol Project.

Under the terms of the Loan Agreement, 50% of the Company’s Excess Cash Flow , as defined in the Loan Agreement, is to be applied on an annual basis to prepay the Loan until such time as $15,000,000 of the Company’s Excess Cash Flow has been used to prepay the Loan.

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

The Revolving Credit Agreement includes a 0.50% closing fee, to be paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly. The Company agrees to pay FCS a quarterly fee of 2.5% on the face amount of each letter of credit issued. Base rate loans accrue interest at the base rate then in effect. LIBOR loans accrue interest at LIBOR plus 2.5%.

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

Chapter 100 Bonds

In September 2006, we entered into an Economic Development Agreement with the County of Carroll, Missouri to implement a tax abatement plan under Missouri law. The plan provides for 100% abatement of real property taxes for twenty years (through December 2028 or twenty years from the construction and commercial operation of the Ethanol Plant, whichever is later). Under this agreement, legal title of our real property will be transferred to Carroll County. The County will issue bonds under Chapter 100 of the Missouri Revised Statutes in the aggregate amount of the total cost of the project, estimated to be $70 million. The bonds will be issued to us so no cash will exchange hands. The County will then lease the real estate back to us. The lease payments will be equal to the amount of the payments on these bonds. All of our right, title and interest in these bonds are expected to be pledged to the County’s finance company as additional security for the construction and term loan. We have an option to purchase the real property by paying off these bonds, paying the trustee fees, plus $1,000.

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

Ethanol and Grains Markets

Ethanol. The Company has entered into a marketing agreement with a marketing company for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company. The agreement extends for a period of five years from the time the Company originally ships ethanol. The Company pays the marketing company 1% per net gallon for each gallon of ethanol sold by the marketing company. Title to ethanol transfers to the marketing company upon loading at the plant site but the Company will be responsible for the cost of transportation of the ethanol. No fees have been incurred to date, since ethanol production has not yet begun.

Distillers’ grains.  We entered into a long-term agreement with Ray-Carroll on August 20, 2007 for the marketing of DDGs in local and regional markets. Under the terms of a letter of intent provided to us on February 21, 2006, Ray-Carroll has offered to market the DDGs at prevailing DDGs marketing fees. This marketing “backstop” allows us to utilize Ray-Carroll’s national and international marketing, handling, and shipping capabilities should we decide to do so.

In-state sales of DDGs will focus on dairy, poultry and pork operations. Missouri ranks fourth nationally in turkey production, with 256,270,000 turkeys produced in 2005 (Missouri Agriculture Statistics, 2006) and there are significant assets in egg laying and broiler operations in the state as well. In addition, Missouri is home to one of the largest pork production units in the country. The majority of DDGs will be trucked in state, with four options of primary interest to us.

Our rail access also provides significant DDGs marketing advantages. The rail option will be used for transporting DDGs to dairies in the Southwestern United States and to export markets. We anticipate Mexico being the primary focus of our export strategy for several reasons. First, Mexico has a growing market for DDGs. Second, Ray-Carroll has experience in marketing grain to Mexico and will be able to utilize its export marketing skills and expertise to increase its capacity to successfully market DDGs in export markets. Third, the Carrollton location gives Ray-Carroll and us the ability to co-load train cars with soybeans and DDGs, thereby decreasing overall transportation costs associated with both products.

Carbon Dioxide. Another co-product of the ethanol production process is carbon dioxide (CO2), which is given off in great quantities during fermentation, is collected, cleaned of residual alcohol, compressed and sold for use in a variety of applications. Our plans do not currently include expenditures necessary to collect and sell carbon dioxide.

Transportation and Delivery

The site for the Ethanol Plant adjacent to Ray-Carroll facilities allow us to receive corn by truck and rail and also allow us to load ethanol and DGs onto trucks and rail cars. The Ethanol Plant site is located adjacent to the BNSF Railroad Class I mainline which services the Western United States. In terms of freight rates, rail is considerably more cost effective than truck and, therefore, we intend to ship by rail for distances over 300 miles or when rail proves cost effective. Negotiation of truck and rail rates and service will be an important part of our transportation logistics.

Utilities

The production of ethanol is a very energy intensive process that uses significant amounts of electricity and natural gas. Water supply and quality are also important considerations.

Energy Services. Significant strides have been made over the past 15 years to reduce the energy intensiveness of ethanol production. Presently, about 32,000 BTUs of natural gas energy are required to produce a gallon of denatured ethanol.

Natural Gas. The Ethanol Plant will require a significant and uninterruptible supply of natural gas for its operations. To access sufficient supplies of natural gas to operate the Ethanol Plant, we will need to connect to a distribution source. We contracted for the construction of an interconnecting 5.2 mile gas pipeline in September, 2007. At December 31, 2007 we were still negotiating financing on this project. We entered into an agreement with a natural gas provider on December 7, 2007 and expect that the natural gas supply will be sufficient to meet our needs. Natural gas prices have historically fluctuated dramatically, which could significantly affect the profitability of our operations.

Electricity. The Ethanol Plant will require a continuous supply of electrical energy. We have contracted with US Energy Services to negotiate with local electric providers for the supply of electrical service. The Ethanol Plant will require the installation of a new substation with switch gear, metering equipment and circuit breakers. We have entered into an agreement with KCPL regarding the specific type and nature of service to be utilized before we begin construction of the Ethanol Plant. Approximately 175 Kw of electrical power is required to produce each gallon of denatured ethanol.

Water. We estimate that our Ethanol Plant will require 5 gallons of water for each gallon of ethanol produced. At a production rate of 55 million gallons per year of ethanol, we will require approximately 550 gallons of water per minute, 24 hours per day, 365 days per year. We intend to source our water supply from the wells drilled at the plant site.

Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. The only wastewater effluent streams from the facility will be boiler and cooling tower blow-down. Water must be purged from these operations to manage the accumulated minerals due to evaporation. We anticipate that water from the cooling tower and the boiler blow-down water will be discharged to surface water or an evaporation pond. A permit for such discharge would be required. If we are unable to access the municipal sewer, we may also require a permit as a non-point discharge source from the National Pollutant Discharge Elimination System.

Operation of the Ethanol Plant will require the use of machines and/or processes that depend upon the intellectual property of third parties. ICM holds the patents to several machines and/or processes in our Ethanol Plant. After the construction phase of our Ethanol Plant, we will need to continue to use ICM’s patents. At this time we do not have a license agreement or contractual right to use this intellectual property other than what is implied in our construction contract. The Company does not anticipate ownership of any patents or other intellectual property upon completion of construction.

Regulatory Permits

Before we were able to begin construction of the Ethanol Plant, we were required to obtain various environmental, construction and operating permits, as discussed below. The inability to obtain any necessary permit or to comply with the various environmental or other governmental regulations may have a material effect on our business and may prevent the Ethanol Plant from being constructed.

Management believes the annual costs of maintaining all permits will be approximately $20,000.

The following is a list of the required federal, state, and local permits we were required to obtain in connection with the construction and operation of the Ethanol Plant:

Regulatory Approvals (Construction, Startup, or Operation)

Permit/Plan/Approval

Federal Permits

• Prevention of Significant Deterioration and Construction Permits
• Applicable Federal New Source Performance Standard
• Applicable National Emission Standards for Hazardous Air Pollutants
• Title V Operating Permit of the Clan Air Act Amendments of 1990
• Risk Management Plan
• National Pollutant Discharge Elimination System Permits
• Alcohol Fuel Permit
• Comprehensive Environmental Response Compensation and Liability Act and Community Right to Know Act (CERCLA/EPCRA)
State Permits

• Water Quality Permits
• Air Quality Permits
• Storage Tank Permits
• State Liquor License
• Water Appropriation Permits
• Highway Access Permit
• Boiler License

Federal and State Regulations

The Company is subject to several programs intended to improve environmental conditions. Including the Clean Air Act of 1990 and its amendments, The Reformulated Gasoline Program and EPA regulations dealing with the oxygenates used in gasoline formulation and the Renewable Fuel Standard among others. In addition Missouri has established regulations concerning the use of ethanol in gasoline sold in the state. While the Company’s management and Directors closely monitor all these developments the overall impact on our Company cannot be precisely determined.

Several years ago the State of Missouri instituted the Big Missouri Linked Deposit Program to encourage development of certain industries, including ethanol plants, in the state. The general terms of the program was for the State to make deposits in local banks at reduced interest rates in return for those deposits being loaned to targeted businesses and below market rates. The requirements under the Statute as passed are relatively straight forward, however, the task of completing the implementing rules by the State Treasurer’s office has proven difficult since they are still not completed at the date of this report. We have applied for this program and been advised we have been accepted but the lack of final rules has made the status of the Big Missouri Linked Deposit Program unclear. This program has the potential of saving the Company several millions of dollars in interest charges on the long term financing. Management has updated all conflict of interests policies and obtained all requested information by the Missouri State Treasurer’s office. The General Manager expects to meet with the Office in early second quarter 2008. The company hopes to obtain final approval for the program mid quarter 2008. Approval must be obtained within ninety days of beginning operations.

Risk Factors

We are a development stage company with no operating history.

We are a development stage company, organized on January 24, 2006, with no history of operations from which investors can evaluate our business and business opportunities. Our efforts to date have been limited to organizational activities, development at the Ethanol Plant and feasibility analyses, and raising the necessary capital. We face significant risks and uncertainties relating to the development of the Ethanol Plant and our business plan. If we are unsuccessful in addressing these risks and uncertainties and in developing and implementing a business plan, our financial condition will be materially adversely affected and we will be forced to discontinue our business operations.

The assumptions we use may not materialize and our actual business and operations could differ materially as a result.

Many of our assumptions are based on documents or agreements that are not yet final or even negotiated, and proposals or plans that have not been implemented. Definitive versions of such agreements, documents, plans, or proposals may contain terms or conditions that vary significantly from our assumptions and may not materialize or, if they do materialize, may not prove to be profitable. Our actual results or actual business or other conditions may differ materially from those currently contemplated.

Our business will be limited to the production and sale of fuel-grade ethanol and distillers’ grains.

Our business will not be well diversified; rather, it will be principally limited to the production and sale of fuel-grade ethanol produced from corn and the sale of the related co-product, distillers’ grains. The lack of diversification of our business may limit our ability to adapt to changing business and market conditions.

There is no public market for the Class A Units.

There is currently no market for the Class A Units. We do not intend to apply for listing of the Class A Units on any stock exchange or quotation system. Our Articles of Organization and Operating Agreement contain restrictions on the transfer of Class A Units. In addition, federal and state law restricts transferability of the Class A Units. It may be difficult or impossible for you to liquidate your investment when you desire to do so. Therefore, you may be required to bear the economic risks of the investment for an indefinite period of time.

Debt service and restrictive loan covenants could limit our ability to borrow additional funds or to make cash distributions and have other important consequences.

We will be required to borrow substantial funds to build the Ethanol Plant and fund our initial business operations. Our capital structure will be leveraged. It is possible that our debt service requirements may make us more vulnerable to economic or market downturns. If we are unable to service our debt, we may be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or seek additional equity capital. We cannot assure you that we can accomplish any of these strategies on satisfactory terms, if at all. In addition, the terms of our debt financing agreements contain numerous financial, maintenance and other restrictive covenants. These covenants, among other things, place limits on our ability to make cash distributions to our members.

To repay our debt, we will require a significant amount of cash and our ability to generate cash depends on many factors.

As of December 31, 2007, the total amount of our long-term debt was $22,240,221. We have also entered into a Construction and Term Loan Agreement with FCS Financial, PCA Serving as the administrative agent for the transaction, providing $48,000,000 in financing for the construction of the Ethanol Plant. In November, 2007 the Company entered into a Revolving Loan Agreement with FCS for a further $5,000,000. Our ability to repay our debt and to continue to borrow money will depend on our financial and operating performance and on our ability to successfully implement our business strategy. We cannot assure you that we will be successful in implementing our strategy, or in realizing our anticipated financial results. Our financial and operational performance depends on numerous factors, including prevailing economic conditions and on certain financial, business, political and other factors beyond our control. We cannot assure you that our cash flows and financial resources will be sufficient to repay our anticipated debt obligations. If we are unable to repay or refinance our indebtedness or raise funds through asset sales, sales of equity or otherwise, our business would be materially and adversely affected.

We are dependent upon ICM, Inc. to design, engineer and construct the Ethanol Plant.

We will depend on our design company, ICM, Inc., to design, engineer and construct the Ethanol Plant. We will also depend upon its experience and ability to train us in operating the Ethanol Plant upon completion. If the Ethanol Plant is not built or does not operate as we expect, our right to rely on this design company to remedy any deficiencies or defects will be limited by the terms of our contract. If the design company is unable to complete the design and construction of the Ethanol Plant or otherwise provide us with services or meet any of its material obligations to us for any reason, our operations would likely be adversely affected and we might be required to seek additional capital or discontinue development of the Ethanol Plant.

We will be dependent on Ray-Carroll Country Grain Growers Inc. for various services including our grain sourcing.

We will depend on Ray-Carroll, a holder of our Class B Units, for our grain feedstock sourcing. If Ray-Carroll defaults on its agreement to timely provide us grain feedstock sourcing in sufficient quantities for our operation, we would be materially adversely affected as it would be very difficult to replace this feedstock source.

We may encounter defective material and workmanship or process engineering.

Under the terms of the design and engineering contract, ICM, Inc. warrants that the material and equipment which it procures to build the proposed Ethanol Plant will be free from mechanical defects and defects in material and workmanship for a period of time from the date of the proposed Ethanol Plant start-up. In addition, ICM, Inc. warrants that the process design and engineering will satisfy certain performance criteria. ICM, Inc. has significantly limited their liability to us through provisions negotiated in their contracts with us. Any defects in material or workmanship may cause substantial delay in the commencement of operation of the Ethanol Plant. If defects are discovered after operation, or if the Ethanol Plant fails to meet the performance criteria, it could cause substantial delay in the commencement of operation of the Ethanol Plant and may have a material adverse impact on our financial performance and could harm our business.

We could face environmental issues that could delay or prevent construction or increase our costs.

Environmental issues regarding compliance with applicable environmental standards could arise at any time during the construction and operation of the proposed Ethanol Plant. We have received preliminary approval for a number of required permits; however, final issuance of permits will not occur until actual operations commence. We may have difficulty obtaining the necessary environmental permits required in connection with the operation of the Ethanol Plant. As a condition to granting necessary permits, regulators could make demands that increase our costs of construction and operations.

The condition of our construction site may differ from what we or the design company expects.

If we or the design company encounter concealed, unknown or unexpected conditions, then the design company may be entitled to an adjustment in the contract price and time of performance if the conditions affect costs and performance time. In any event, concealed, unknown or unexpected conditions will increase the cost of the Ethanol Plant. By concealed, unknown or unexpected conditions, we mean any concealed physical conditions at the site that differ from the conditions contemplated in the proposed Project plans, or any unknown or unexpected conditions that differ materially from the conditions ordinarily encountered in similar work. Although the site will be inspected, concealed, unknown or unexpected conditions are often very difficult to detect and there can be no assurance that we will not encounter concealed, unknown or unexpected conditions.

Construction of the Ethanol Plant could cost more than anticipated.

Although our contract with ICM, Inc. to engineer, design and build the Ethanol Plant includes a guaranteed maximum price arrangement, construction and other cost overruns can occur. Cost overruns in connection with the Ethanol Plant are very possible due to change orders approved by us, delays in completion of the Ethanol Plant due to various factors, including acts of God, destruction of the Ethanol Plant by fire or other hazards, and inability to obtain materials or labor or other factors. Cost overruns could cause substantial delay in the commencement of operation of the proposed Ethanol Plant and may have a material adverse impact on our financial performance and could harm our business. Our estimated cost and use of funds includes a construction contingency of approximately $700,000 to cover such costs, however, there can be no assurance that such cost overruns will not exceed this amount and we could be required to borrow additional debt to cover such overruns. There are no assurances that such debt would be available or if available would be on terms favorable or acceptable to us.

Construction of the Ethanol Plant could suffer delays that could harm our business.

We have developed an ambitious timetable for completion of the Ethanol Plant. Our timetable depends upon weather and seasonal factors affecting construction projects generally. While we have no knowledge of any events or circumstances such as permitting delays, construction delays or other events that could hinder our schedule, delays often occur in connection with large-scale construction projects. The factors and risks described in this “Risk Factors” section, as well as changes in interest rates or changes in political administrations at the federal, state or local level that result in policy changes towards ethanol, could cause construction and operational delays. If it takes longer obtain necessary permits or build the Ethanol Plant than we anticipate, we could be forced to seek additional sources of funds and our ability to sell increased amounts of ethanol products would be delayed, which would harm our business, make it more difficult to service any debt obligations and reduce the value of any investment.

Operations costs could be higher than anticipated.

In addition to general market fluctuations and economic conditions, we could experience significant cost increases associated with the on-going operation of the Ethanol Plant caused by a variety of factors, many of which are beyond our control. These cost increases could arise from, among other things, an inadequate supply and resulting increased prices for corn. Labor costs can increase over time, particularly if there is any shortage of labor or shortage of persons with the skills necessary to operate the Ethanol Plant. Adequacy and cost of water, electric and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail transportation may affect our profitability with respect to the transportation of ethanol and other products to our customers.

The cost of compliance with regulations could be higher than expected.

The operation of the Ethanol Plant will be subject to ongoing compliance with all applicable governmental regulations, such as those governing pollution control, ethanol production, grain purchasing and other matters. If any of these regulations were to change, it could cost us significantly more to comply with them. Further, other regulations may arise in future years regarding the operation of the Ethanol Plant, including the possibility of required additional permits and licenses. We might have difficulty obtaining any such additional permits or licenses, and they could involve significant unanticipated costs. We will be subject to all of those regulations whether or not the operation of the Ethanol Plant is profitable.

Low gasoline prices could reduce profitability.

Although not a perfect correlation, the price of ethanol tends to follow the price of gasoline. As the price of gasoline increases, the price of ethanol tends to increase; however, increasing gasoline prices does not necessarily mean that the price paid for ethanol will also increase. As the price of gasoline decreases, the price of ethanol tends to decrease. Any reduction in gasoline prices would likely lead to lower prices for ethanol and adversely affect our operating results and viability.

We may not be able to sell our ethanol and distillers’ grains at prices at which we can make a profit or at all.

The market for ethanol and DGs may not continue to grow and the prices for ethanol and DGs may decrease significantly. Prices for ethanol and DGs can vary significantly over time and may decrease in price. We cannot assure you that we will be successful in selling and distributing the ethanol and DGs produced at the Ethanol Plant at a price sufficient to generate profits in the business.

Hedging transactions involve risks that could harm our business.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we intend to implement hedging strategies through such activities as entering into forward contracts and acquiring options for the purchase of corn in futures markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations. The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers’ grains to utilize all of the corn subject to the futures contracts. Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in grain contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant.

We will operate in an intensely competitive industry and there can be no assurance that we will be able to compete effectively.

When fully operational, our Ethanol Plant will be of a size that we expect that our efficiencies will make us a relatively low cost producer of ethanol; however, intense competition in the ethanol industry threatens our ability to succeed in building a profitable business. We have engaged an ethanol marketing firm to identify valuable markets for our ethanol, but there is no guarantee that we will be able to successfully penetrate those markets. Other companies presently in the market, or that could enter the market, could adversely affect prices for the ethanol and other products we sell. Commodity groups in Missouri and neighboring states have encouraged the construction of ethanol plants, and there are numerous other entities considering or in the process of constructing ethanol plants. This competition will be felt in the marketplace. Nationally, the ethanol industry will become more competitive given the substantial new construction and expansion that is occurring in the industry. We will compete with ethanol producers such as Archer Daniels Midland and Cargill, among others, all of which are better capitalized and capable of producing large quantities of ethanol. In addition, there are several Missouri and other Midwestern and Central Plains regional ethanol producers which have recently formed, are in the process of forming, or are under consideration. In light of such competition, there is no assurance that we will be able to successfully operate the Ethanol Plant.

Ethanol competes with other fuel oxygenates.

The Ethanol Plant will also compete with producers of other gasoline additives having octane and oxygenate attributes that are similar to ethanol, such as producers of the petroleum-based product MTBE. Although the use of MTBE in the United States has been greatly curtailed by legislation recently enacted in a number of states, many major oil companies still produce MTBE. Alternative gasoline oxygenates, alternative fuels and alternative ethanol production methods are continually under development, and may threaten the long-term viability of ethanol as a gasoline additive. The major oil companies have significantly greater resources than we have to market fuel oxygenates, to develop alternative products, and to influence legislation and the public perception about MTBE and ethanol. These companies also have sufficient resources to begin the production of ethanol should they choose to do so.

Corn-based ethanol may compete with other sources of ethanol in the future.

Most ethanol in the United States is produced from corn and grain sorghum; however, researchers are continuing to work on developing an efficient method of producing ethanol from other sources. Although we believe current technology is not sufficiently efficient to be competitive, new conversion technologies may become viable ethanol production methods in the future. If an efficient method of producing ethanol from other sources were to be developed, we may not be able to compete effectively.

Alternatives to the combustion engine which are under development could reduce gasoline and ethanol consumption in the future.

Alternative sources of energy, such as electricity and hydrogen fuel cells, are receiving greater attention and research dollars from government and industry. Although we believe these alternatives are not economically feasible at present, if these new technologies were to become economically viable, they could negatively impact the demand for ethanol.

Our business is sensitive to the price of corn and ethanol. When corn prices increase (or ethanol prices decrease), we may not be able to pass on the cost of these price fluctuations to our customers.

Corn, as with most other crops, is affected by weather conditions. A significant reduction in the quantity of corn harvested due to adverse weather conditions, disease or other factors would result in increased corn costs.

Changes in the price of corn can significantly affect our business. This is especially true because the cost of corn represents over 50% of our cost of revenue, and approximately 80-85% of our projected revenue will be derived from the sale of ethanol. Rising corn prices and/or falling ethanol prices produce lower profit margins. Because there is little, if any, correlation between the price of corn and the price of ethanol, we cannot be certain that we will be able to pass along increased corn prices to our ethanol customers or to otherwise hedge to protect our manufacturing margins. Furthermore, our cost of revenue would not be reduced (by lower corn costs) when the price of ethanol decreases. The prices for corn and ethanol have fluctuated significantly in the past and this price fluctuation may continue in the future. We cannot assure you that any fluctuation in the price of our feedstock (corn) will correspond with the fluctuation in the price of our primary source of revenue (ethanol) in such a way that will allow us to completely hedge or otherwise operate the Ethanol Plant profitably. If corn prices or ethanol prices move in unfavorable directions over extended periods of time, our financial performance will be materially and adversely affected and we may be forced to discontinue operations.

To produce ethanol, we will need a significant supply of water.

Water supply and water quality are important requirements to produce ethanol. We believe that we will have access to a water supply through an onsite well that should be sufficient for the operation of our Ethanol Plant, but our estimates regarding water requirements could be incorrect or the water supply may prove to be inadequate. We cannot assure you that we will be able to find alternate sources of water at commercially reasonable prices, if at all.

Ethanol production is energy intensive, and we will need significant, uninterrupted supply of electricity and natural gas.

Significant amounts of electricity and natural gas are necessary to operate our proposed Ethanol Plant. We have enlisted US Energy Services to negotiate with potential providers of electricity and natural gas. We have entered into agreements with companies to provide the needed energy for the Ethanol Plant. We cannot assure you that we will be able to obtain sufficient supplies of energy or procure alternative sources of energy on terms that are satisfactory to us. In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of natural gas or electricity would harm our business by increasing our energy costs.

Ethanol production also requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for any extended period of time, it will have a material adverse effect on our business. If we were to suffer interruptions in our energy supply, our business would be harmed.

Transportation costs are a significant factor in the price of ethanol.

Because ethanol cannot currently be shipped to its final destination by multi-fuel pipeline, ethanol must be delivered through a dedicated transmission system whether that be truck, rail, barge or pipeline. Typically, ethanol is blended with gasoline at a terminal where the final product is loaded into trucks. For longer distances, such as from the Midwest to California, ethanol generally can only be transported economically by rail or sea. Although we plan to consider the cost of transportation in developing our marketing plan and expect to enter into contracts with transportation providers to establish our costs, we cannot control the cost of transportation completely. Should transportation costs increase, we may not be able to pass along all of the increase in the cost of transportation to our customers.

Success of the Ethanol Plant depends on hiring and maintaining competent personnel.

We will need to hire approximately 30 employees to operate the Ethanol Plant upon its completion. Our success depends in part on our ability to attract and retain competent personnel who will be able to help achieve the operational goals of the Ethanol Plant. We must hire qualified managers, accounting, human resources and other personnel. If we are unable to hire and maintain productive and competent personnel, our ability to produce and sell our products could be materially and adversely affected.

Technological advances could make the plant obsolete.

Technological advances in the processes and procedures for processing ethanol should be expected. It is possible that those advances could make the processes and procedures that will be utilized at our Ethanol Plant obsolete or cause the ethanol produced at our Ethanol Plant to be of lesser quality or higher price than that of plants which utilize any new advanced technology. It is also possible that technological advances could reduce the use of ethanol over time.

Other legislative or regulatory developments could adversely affect the ethanol business.

The regulation of the environment is a constantly changing area of the law. It is possible that more stringent federal or state environmental rules or regulations could be adopted that could increase our operating costs and expenses. It is also possible that federal or state environmental rules or regulations could be adopted which could have an adverse effect on the use of ethanol. If government support and mandates were to decline or cease, demand for ethanol could decline. In light of recent substantial increases in the built and planned capacity to produce ethanol, a decline or ceasing of increased ethanol demand could have a material adverse effect on our ability to operate profitably or at all.

If tax incentives were terminated, it would likely adversely affect our business.

There are various federal and state laws, regulations and programs that have led to the increasing use of ethanol, including various subsidies and other forms of financial incentives. Some of these laws provide economic incentives to produce ethanol and some of these laws mandate the use of ethanol. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use of ethanol in a material way, and we cannot assure you that any of those laws, regulations or programs will be continued. Government support of the ethanol industry could change and materially and adversely affect the profitability of our business. Congress and state legislatures could remove economic incentives and mandates for the use of ethanol.

Tax liabilities may exceed cash distributions.

Our taxable income allocated to you could exceed any cash distributions you may receive from us. This may occur if the Board determines that the cash generated by the business is needed to fund our activities or other obligations, rather than being available for distribution to our members, or if we are prohibited from making distributions pursuant to the terms of our debt financing. It is possible that you may not receive cash distributions sufficient to pay the tax liability attributed to you, and therefore you may be forced to pay tax liabilities out of your personal funds.

ITEM 2. DESCRIPTION OF PROPERTY.

The Ethanol Plant. The Board has chosen the location of the proposed Ethanol Plant based on the proximity to Ray-Carroll County Grain Growers, Inc.’s (“Ray-Carroll”) grain facilities, including its access to highway and rail transportation. Access to natural gas, water, proximity and cost of raw material supplies, proximity to livestock, proximity to product markets and amenability to construction were also significant influences on site selection. The elapsed time from the start of construction to mechanical completion of the Ethanol Plant is expected to take approximately 12 months. The Ethanol Plant will consist principally of a processing area, a fermentation area comprised mainly of fermentation tanks, a finished product storage and distillation area, and a drying unit for processing distillers’ grains into dry distillers’ grains.

We anticipate that the Ethanol Plant will use a dry milling process to produce fuel-grade ethanol as its main product and distillers’ grains and carbon dioxide as co-products. Under current plans, the Ethanol Plant will have a design capacity to produce 55 million gallons per year (55 MMGPY) of ethanol. In addition, we expect the plant to produce the equivalent of approximately 176 thousand tons per year of distiller’s grains (DGs). We expect to sell most of our DGs in dry form. There are no current plans to capture and sell carbon dioxide.

Plant Engineering and Construction. The construction agreement with ICM, Inc. calls for the Ethanol Plant to be designed for guaranteed production of 55 million gallons of denatured ethanol per operational year, dependent upon the quantity and quality of the feedstock. The Ethanol Plant will consist of the following areas: Grain Receiving, Storage, Handling and Milling; Mash Cooking; Fermentation; Distillation and Dehydration; Liquids and Solids Separation; Evaporation; Drying; and Product Storage and Transportation. No carbon dioxide recovery system is currently included in cost estimations or design plans.

A number of performance guarantees are built into the contract which cover the following general areas: dry-mill process guarantees, ethanol guarantees, utility consumption guarantees.

Site. The site for the Ethanol Plant is located in Carroll County, Missouri, adjacent to Ray-Carroll’s grain facilities. Our site selection process was based upon a number of factors, including the proximity to Ray-Carroll corn origination, storage and handling facilities, availability and cost of corn, natural gas, water supply and electric service, access to rail and truck service through Ray-Carroll facilities, availability of skilled labor, air quality, water rights, tax relief and permitting considerations.

Site Control. In exchange for Class B Units, the Ethanol Plant site was transferred to the Company by Ray-Carroll together with a permanent easement for our use in connection with the construction and operation of the Ethanol Plant of a privately built and maintained road belonging to Ray-Carroll. The site consists of approximately 20 acres. As part of the easement the Ethanol Plant will be responsible for 50% of the road’s maintenance and upkeep. In addition, in connection with the construction of the Ethanol Plant, we will be responsible for all site upgrades required for operation, which may include items such as paving road surfaces.

Rail Access

Ray-Carroll has provided an easement to use its track and an agreement to allow the Company to utilize its locomotives for the purpose of transporting DDGs and ethanol from the Ethanol Plant. The value of these agreements was set at $1.6 million and was exchanged for Class B Units. We will be required to make a capital investment (estimated to be approximately $250,000) to extend the track onto our plant site and will be obligated for 50% of the upkeep of the Ray-Carroll track and locomotive on an ongoing basis.

Project Financing

The estimated cost of the Project, including construction and start-up expenses, is expected to be approximately $82,000,000. We intend to finance the project with approximately $33 million in equity capital and $48 million in debt financing. We also expect to qualify for state and federal grants which should provide up to $500,000.

Initial Financing/Liquidity and Capital Resources. We have financed our operations since inception primarily through loan advances by Ray-Carroll and the private placement of Class A, B and C Membership Units. We made a $2,000,000 deposit with a design build company. In order to meet this requirement, we entered into a bridge loan with CMBF. As of December 31, 2007, we had cash and cash equivalents of $4,652,087 and total assets of $62,824,915. As of December 31, 2007, we had current liabilities of $7,619,941, which consist primarily of our accounts payable in connection with plant construction. Total members’ equity as of December 31, 2007 was $32,964,753. Since inception, we have generated no operating revenue, and cash flows provided by financing activities through December 31, 2007, consist primarily of loans from Ray-Carroll, CMBF and FCS Financial and the private placement of Class A, B and C Membership Units.

To date, our only source of financing has been debt provided by Ray-Carroll, CMBF and FCS Financial and the proceeds from the sale of our Membership Units. Until our operations generate significant revenues, we will need to continue to fund operations through the sources of funds previously described.

Project Debt Financing. On March 7, 2007, the Company closed on a $48,000,000 construction loan (the “Loan”) pursuant to a Construction and Term Loan Agreement (the “Loan Agreement”) with FCS Financial, PCA serving as the administrative agent for the transaction. The participating banks in the Loan include FCS Financial, PCA, AgriBank, FCB, Southwest Bank, CoBank, ACB, 1st Farm Credit Services, FLCA, Bank Midwest, N.A. and Progressive FCS (collectively, the “Banks”). Under the terms of the Loan Agreement, the Company is obligated to expend $15,800,000 on construction costs associated with the Ethanol Project before the Banks are obligated to fund any draws on the Loan. Draws on the Loan during the construction period for the Ethanol Project will bear interest at either “prime rate” plus 0.50% or LIBOR plus 3.00%. Following completion of construction of the Ethanol Project and satisfaction of other conditions set forth in the Loan Agreement, the Loan will be converted into a term loan having a maturity date that is 10 years from the conversion date. Following the conversion of the Loan into a term loan, interest can accrue on the Loan, at the election of the Company, at fixed or variable interest rates.

In connection with the closing of the loan, the Company paid closing fees to the Banks in the aggregate amount of $235,000. Until the conversion date of the Loan to a term loan, the Company is obligated to pay the Banks an unused commitment fee equal to 0.30% annum calculated based on the undrawn proceeds of the loan.

The Loan is secured by a first priority security interest in the Company’s real and personal property, including the Ethanol Project. Under the terms of the Loan Agreement, 50% of the Company’s Excess Cash Flow , as defined in the Loan Agreement, is to be applied on an annual basis to prepay the Loan until such time as $15,000,000 of the Company’s Excess Cash Flow has been used to prepay the Loan.

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

The Revolving Credit Agreement includes a 0.50% closing fee, to be paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly. The Company agrees to pay FCS a quarterly fee of 2.5% on the face amount of each letter of credit issued. Base rate loans accrue interest at the base rate then in effect. LIBOR loans accrue interest at LIBOR plus 2.5%.

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

Chapter 100 Bonds

In September 2006, we entered into an Economic Development Agreement with the County of Carroll, Missouri to implement a tax abatement plan under Missouri law. The plan provides for 100% abatement of real property taxes for twenty years (through December 2028 or twenty years from the construction and commercial operation of the Ethanol Plant, whichever is later). Under this agreement, legal title of our real property will be transferred to Carroll County. The County will issue bonds under Chapter 100 of the Missouri Revised Statutes in the aggregate amount of the total cost of the project, estimated to be $70 million. The bonds will be issued to us so no cash will exchange hands. The County will then lease the real estate back to us. The lease payments will be equal to the amount of the payments on these bonds. All of our right, title and interest in these bonds are expected to be pledged to the County’s finance company as additional security for the construction and term loan. We have an option to purchase the real property by paying off these bonds, paying the trustee fees, plus $1,000.

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

Insurance Coverage

The company is covered during the construction phase of the project by various insurance policies that are described as builders risk coverages. Operating insurance requirements are being planned to become effective April 1, 2008. It is expected that these coverages will be adequate to cover complete reconstruction of the facility, to cover income losses due to accident or natural disaster and workmens compensation and other liability policies to protect the company from various situations and factors.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The membership units of the Company are not traded on any exchange and are subject to substantial transfer restrictions pursuant to the Company’s Operating Agreement.

Holders

The Company has 552 holders of record of our Class A Membership Units

Dividends

The Company has not paid a dividend to date and does not believe it will pay any dividend in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management’s Plan of Operations is a discussion of our plans for the project from the present to the start-up of our facility. This plan reflects our current assumptions and is subject to change as the project progresses.

The plan of operation for the next twelve months will be as follows:

Senior management and clerical staff will all be hired by the conclusion of the first quarter of 2008. In late first quarter 2008 the operating staff will be interviewed and hired. When the design/builder advises the owner of the official start date a decision will be made on the start date of the operating staff.

Corn has been purchased and will continue to be purchased during 2008 as start up approaches. To date, the purchases made will allow the Company a profit margin going into start up at current ethanol and DDGS prices. The General Manager will continue to work in tandem with the ethanol marketer and the risk management company to stay apprised and informed of current market conditions and margins. It is not expected for the Company to take any positions on ethanol or corn until late first quarter 2008.

The Company goal is to be profitable and build cash after operations commence. It is not possible to accurately project the Company cash flow with current market conditions being as volatile as they currently are, hence we are unable to say whether cash flows will be adequate for operations or if additional cash will need to be raised.

The Company has researched CO2 recovery systems and also has secured information on oil recovery systems. Both projects would require capital expenditures and are not expected to be implemented in 2008. If adequate funds become available via operations these value added projects will be pursued. Research continues on high yield corn hybrids that could significantly raise bushel/acre yield which would benefit the Company thru lower corn prices.

There are no expected purchases of property or equipment planned for 2008, other than completion of construction of our Ethanol Plant.

There are no significant changes expected in the number of employees hired by the Company in 2008 other than as described above.

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

We estimate the cost of our project, including land, site development, organizational, financing, pre-production period and start-up expenses, will be approximately $82 million for a 55 mgpy gas-fired facility. As December 31, 2007 we have spent approximately $57 million on land, equipment and construction in progress.

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

The Revolving Credit Agreement includes a 0.50% closing fee, to be paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly. The Company agrees to pay FCS a quarterly fee of 2.5% on the face amount of each letter of credit issued. Base rate loans accrue interest at the base rate then in effect. LIBOR loans accrue interest at LIBOR plus 2.5%.

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

Liquidity and Capital Resources

As of December 31, 2007, we had total assets of $62,824,915 consisting primarily of cash, prepaid expenses and property, plant and equipment. We had current liabilities of $7,619,941 consisting primarily of our accounts payable. Total members’ equity as of December 31, 2007, was $32,964,753. Since our inception, we have generated no revenue from operations.

Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $82 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as described in Item 303(c) of Regulation S-B, promulgated by the SEC.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the fiscal year ended December 31, 2007 have been examined to the extent indicated in their report by an independent registered public accounting firm, and have been prepared in accordance with GAAP and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page  F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

ITEM 8A(T). CONTROLS AND PROCEDURES

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B. OTHER INFORMATION.

The Company hired Mr. Michael R. Council as the Principal Financial Officer on December 3, 2007. Mr. Council is 64 years old and is paid $75,000 per year. Mr. Council is an at-will employee.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS , CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Operating Agreement provides that the number of Managers serving on the Board shall be no more than eleven (11) persons. There are currently ten Managers. One Manager may be appointed from outside the membership of the Company by the Managers elected by the Members. Members vote as a class to elect/appoint ten (10) Managers. The number, qualification, term of office and election of Managers is provided for in our Operating Agreement. The actual number of Managers a class may elect/appoint depends on the percentage of total ownership the class represents in us. The percentage of Managers that a class is entitled to elect/appoint of the 10 member elected/appointed managers shall be the same as the percentage of total ownership in us held by such Class, rounded to the nearest 10%. For example, if a class represents 48% of the total ownership, that class may elect/appoint 5 directors.

Class A unit holders are currently entitled to elect seven Managers. Ben Beetsma, David Durham, Roger Ehrich, George Famuliner III, Rob Korff, John Letzig and Robert Quinn were elected by the Class A members. Managers representing the Class A Units are divided into three classes and are elected by the vote of the majority in interest of the holders of Class A Units. The first election of Class A Managers will occur in 2009. In each of the following two years, two Class A Managers will stand for election. Thereafter, each Class A Manager will serve a three-year term from the date elected. One term end in 2009, two terms end in 2010 and two terms end in 2011.

Managers representing the B and C Units serve at the discretion of those unit holders. Class B unit holders are currently entitled to designate two managers. Currently, Mike Nordwald and Jim Edwards were designated by the Class B holders. Class C unit holders are currently entitled to designate one manager. The Class C unit holders designated Tom Kolb to serve as a Manager. The Managers designated by the Class B and Class C holders shall serve as a manager until their death, resignation, retirement, disability, removal from office by the respective class or their successor is designated by the respective class.

The table below lists our current Managers and executive officers as of the date of this Form 10-KSB. Brief biographies for each of the Managers and executive officers are also included below.

Name	Age	Position with the Company
David L. Durham	55	Chairman of the Board
John W. Letzig	54	Manager and Vice Chairman
Michael G. Nordwald	45	Manager and Secretary
Robert J. Korff	37	Manager and Treasurer
Ben Beetsma	30	Manager
James A. Edwards	52	Manager
Roger W. Ehrich	48	Manager
George Famuliner III	52	Manager
Thomas G. Kolb	52	Manager
Robert Quinn		Manager

Mr. Durham farms soybeans, corn and wheat in Carroll and Ray counties, Missouri. He received a B.S. in Animal Science from University of Missouri-Columbia. He served on the United Soybean Board from 1995 until 2004, where he served as chairman of numerous committees in addition to being vice-chairman and chairman of the board. While on the United Soybean Board, he was instrumental in the formation of the industry-wide Qualisoy and also served as chairman of this initiative. Mr. Durham served on the Missouri Soybean Merchandising Council for 12 years and served as chairman, vice-chairman and secretary/treasurer. He is active in his local church and township government, a member of the Carroll County Planning and Zoning Board and secretary of the Ray County Levee District #2.

Mr. Letzig graduated from Richmond High School in 1970 and from the University of Missouri-Columbia in 1975, with a B.S. in Agriculture. He operated Letzig Farms and Letzig Seed Company until he leased them out in 2000. He built and operated the Richmond Super 8 in 1998 and currently owns and operates the Richmond Shell Convenience Store, BP Amoco Convenience Store and the Spartan Car Wash. He also is involved in commercial and residential property development. He has served as president of Henrietta Crooked River Levee District since 1989 and director and treasurer of #5 Levee District since 1988. He has been a board member of Missouri Soybean Association since 1996, serving as secretary for two terms and as president. He received a Citation of Merit from University of Missouri and the Sam Walton Business Leader Award in 1999. He served on the Governor’s Agriculture Advisory Council in 1999.

Mr. Nordwald graduated with a B.S. in Agricultural Economics for the University of Missouri-Columbia in 1983 and later completed his certification as a Certified Financial Planner. Mr. Nordwald managed agricultural businesses for Cargill, Koch Industries and ConAgra Foods for 19 years prior to joining Ray Carroll more than five years ago. All of the past positions included responsibility for operations, trading and business development. He is responsible for identifying and working with resource providers and working with the Board of Managers and Management.

Mr. Korff is the fourth generation to be involved in the family farm in Norborne, Missouri, where they produce corn and soybeans. He also has a retail seed business for Syngenta, representing Garst and NK branded products. He attended Central Missouri State University before returning to the farm. He served as chairman of the Missouri Farm Bureau’s Young Farmers and Ranchers State Committee, serving as the Advisory Board representative on the state Farm Bureau board of directors. He has also been active in the Carroll County Farm Bureau and is in his sixth term as president. He is a member of the Missouri Soybean Association and has attended the Soybean Institute leadership training course. He serves on the Advisory Board for Farm Credit Services of Missouri and on Congressman Sam Graves’ agriculture advisory board. He is a member of the Missouri Corn Growers Association, currently serving on the state board of directors. He has completed the National Corn Growers Association leadership academy.

Mr. Beetsma graduated with a B.S. in Agricultural Economics from the University of Missouri-Columbia in 1999. After graduation, he returned to the family farm where he currently farms with his father, brother and uncle. Collectively, the family farms approximately 7,000 acres of corn, milo and soybeans in the Grand River bottoms of Livingston County, Missouri. Along with the day-to-day farming operations, Mr. Beetsma is involved in the farm’s grain marketing and precision farming applications. He is a past participant of the Missouri Soybean Association’s Soybean Institute and was a Young Farmer chairman for Livingston County Farm Bureau. His farming operation is involved in several new-generation cooperatives, including an ethanol plant.

Mr. Edwards raises corn, soybeans, and wheat near Keytesville and also has a cow-calf operation. He graduated from the University of Missouri-Columbia in 1976 with a B.S. in Animal Science. He presently serves on the boards of the Brunswick-Dalton Drainage District as secretary-treasurer and the Ray-Carroll County Grain Growers, Inc. Mr. Edwards has held leadership positions with the Keytesville Medical Clinic, Keytesvile R-III School board, Chariton County Fair Board, Chariton County Cattlemen, and Bowling Green Township Board.

Mr. Ehrich graduated with a B.S. in Agricultural Economics and Animal Science from University of Missouri-Columbia in 1981. He has farmed full-time since then in Linn and Chariton Counties. He operates about 2,000 acres, with 1,750 in corn and soybeans. He also backgrounds and finishes 400 head of beef cattle each year. Roger is a member of the Linn County Farm Bureau Board, and a committeeman on the Linn County Republican Central Committee. He is also a member of the Missouri Corn Growers Association.

Mr. Famuliner was born and raised in Carroll County. For nearly thirty years he has been a full-time farmer. He graduated from Carrollton High School and received a B.S. from the University of Missouri. George has served on the following boards: Carroll County Pork Producers, Carroll County Farm Bureau, Carroll County Extension, Riverside Levee Board, Sambo Slough Levee Board, Eugene Drainage Board, Missouri Corn Merchandising Council, Missouri Corn Growers Association, National Corn Development Foundation, Ray-Carroll County Grain Growers and Farmers Grain Terminal.

Mr. Kolb is a co-owner of Jefferson City Oil Company, Midland Oil Co., and Midland Transportation, family-owned fuel businesses with a long history of selling ethanol and biodiesel. He graduated from Regis College in Denver in 1977 and worked for Ernst & Ernst for two years before returning to Jefferson City to work with the family business. He serves as President of Missouri Petroleum Marketers Association, Treasurer of the Missouri Motor Carriers Association, Chairman of the Missouri Fuel Marketers Insurance Trust Fund and Trustee of the Missouri Petroleum Storage Tank Insurance Fund.

Mr. Quinn produces corn, soybeans, and wheat in Linn, Livingston, and Daviess counties, Missouri. He has served on the Livingston County Farm Bureau Board where he was membership, and Young Farmer chairman. Mr. Quinn is a past board member of the Livingston County 4-H and FFA Fair Board and the Chillicothe Young Farmers. He is a member of the Missouri Corn Growers and the Missouri Soybean Association.

Meetings of the Board shall take place at such time and such location as the Board shall determine. Any Manager may call a meeting of the Board by providing seven days written notice to the other Managers. No meeting may be held unless a majority of the Managers are able to participate in person, via telephone or other such similar means whereby all Managers can hear each other.

At December 31, 2007 the Company had no independent member of the Board.

The Company has instituted an Audit Committee to provide oversight of its accounting and auditing functions.The Audit Committee is comprised of Mssr. Robert Korff, Ben Beetsma and Tom Kolb

While no Manager is entitled to compensation for their service or reimbursement of any general overhead expenses incurred as a result of their service as a manager, each Manager is entitled to receive reimbursement from us for all reasonable out-of-pocket expenses incurred on our behalf, including, but not limited to, expenses related to attending duly held meetings. In addition, Managers are entitled to receive $100 per diem for each meeting of the Managers and the Chairman and Vice Chairman are entitled to receive $150 per diem for each meeting of the Managers. If a Manager performs professional, legal, accounting, management or engineering services for us and such services have been based on arms-length negotiation or have been approved by a majority of the interests voting together as a single group based on each members then current capital contribution, such Manager is entitled receive compensation for such services.

The following table sets forth a summary of the compensation we paid to our Managers in 2007.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
David L. Durham	1,800	-	1,800
John W. Letzig	900	-	900
Michael G. Nordwald	1,000	-	1,000
Robert J. Korff	1,200	-	1,200
Ben Beetsma	1,400	-	1,400
James A. Edwards	1,300	-	1,300
Roger W. Ehrich	1,400	-	1,400
Robert Quinn	1,000	-	1,000
Tom Kolb	1,000	-	1,000
George Famuliner	900	-	900

Chief Principal Officer and General Manager

Gregory E. Thomas, 52, began employment on August 13, 2007 as Chief Principal Officer and General Manager for the company. He holds a degree in Human Resources Management from Friends University in Wichita, Kansas and was employed by Hiland Dairy Foods in Wichita as plant manager then General Manager for nineteen years. He has extensive experience in manufacturing operations as well as bottom line profit and loss responsibility of a large division of the company that he was previously employed by.

Chief Financial Officer

Michael R. Council, 64, joined the Company as Chief Financial Officer on December 3, 2007. Mr. Council graduated with a B.S. in Accounting from Metropolitan State College in Denver, Co. in 1973. He holds Certified Public Accountant certificates from Colorado and Missouri and was a senior audit partner in a public accounting firm for 25 years before becoming a Controller in another ethanol plant in 2004. He is a Past President of the Missouri State Board of Accountancy.

Code of Ethics

The Code of Ethics covering the Principle Executive Officer and Chief Financial Officer as well as all other employees is being formulated and is expected to be finalized during the second quarter of 2008.

ITEM 10. EXECUTIVE COMPENSATION.

At the date of this report, executive compensation consisted solely of annual salaries as follows:

Principal Executive Officer: Gregory E. Thomas $110,000

Chief Financial Officer: Michael R. Council $75,000

The Company does not have any form of stock awards, option awards, bonus awards, non-equity incentive plan compensation or non-qualified deferred compensation of any kind.

Directors are not entitled to compensation other than as described above in Item 9.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 30, 2008 with respect to the beneficial ownership of our Class A Units by:

•	each of our managers and named executive officers;

•	all of our named executive officers and managers as a group; and

•	each person we know to be the beneficial owner of 5% or more of the outstanding Class A Units.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power over securities. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of March 30, 2008, upon the exercise of options. However, please note that we currently have no options or warrants to purchase Class A Units outstanding. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all units of Class A Units shown as beneficially owned by the unitholder.

Unless otherwise noted, the mailing address of each person named in the table is P. O. Box 9 Carrollton, Missouri 64633.

Name	Number of Class A Units		Percent
Directors and Executive Officers:
David Durham	4	(1)	*
John Letzig	3		*
Michael Nordwald	6		*
Rob Korff	4		*
Ben Beetsma	2		*
Jim Edwards	6		*
Roger Ehrich	4		*
George Famuliner III	16		*
Tom Kolb	16		*
Robert Quinn	6		*
Greg Thomas	0		-
Mike Council	0		-
All directors and executive officers as a group (12 persons)	67		4.4%

* Represents less than 1%

(1) Includes two Units held by spouse.

Securities authorized for issuance under equity compensation plans

None.

Change in Control

We are not aware of any arrangement that could result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The Company has reimbursed members of the Board of Managers, all of whom own membership units in the Company, for certain expenses incurred by the Company and paid by the members of the Board of Managers during the development stage. Expense reimbursements from inception through December 31, 2006 and for the year ended December 31, 2007 totaled $574 and $9,220, respectively. The Company also paid managers’ fees to the members of the Board of Directors from inception through December 31, 2006 and for the year ended December 31, 2007 of $18,000 and $11,900, respectively.

Certain costs related to the organization and operation of the Company during the start-up phase were initially paid by Ray-Carroll County Grain Growers, Inc., the holder of all Class B membership units issued by the Company. The Company paid Ray-Carroll County Grain Growers, Inc. $335,067 of costs incurred on behalf of the Company from inception through December 31, 2007, of which $230,021 was paid from inception through December 31, 2006. That agreement ended September 30, 2007.

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

The Company has taken assignment from Ray-Carroll County Grain Growers, Inc. of an agreement with U.S. Energy Services, Inc. for energy management and engineering services. The initial term of the agreement began on December 1, 2005 and will continue until twelve months after the plant’s completion date. After the initial term, the agreement will be month-to-month. The agreement provides for fees of $2,900 per month through December 1, 2006, then $3,016 per month for the next 12 months. There is an annual increase of 4% each year on the anniversary date. Total fees of $39,092 were paid under this agreement during the year ended December 31, 2007 and $30,450 was paid during the period from inception through December 31, 2006.

The Company has entered into an agreement with Ray-Carroll County Grain Growers, Inc. to perform management, administrative, accounting, clerical and other services such as project management and operations management. The agreement began on November 29, 2006. Effective October 1, 2007, the agreement has been terminated. The agreement has a fee schedule attached, listing the per hour cost for each service. The Company incurred total expenses related to this service agreement of $127,665 during the year ended December 31, 2007 and $52,309 during the period from inception through December 31, 2006.

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll County Grain Growers, Inc. Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year. The Company agreed to pay $0.116 per bushel over Ray-Carroll County Grain Growers, Inc.’s posted bid at their Carrollton facility, with the rate increasing annually by 3.0%. At December 31, 2007 the rate was $0.1195. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company. As of December 31, 2007, the Company has entered into forward purchase contracts under this agreement totaling 1.2 million bushels for delivery May through August 2008. These forward purchase contracts are considered to be in the normal course of business and are intended to be settled in product.

ITEM 13. EXHIBITS.

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of
Regulation S-B:

Exhibit No.	Description	Reference
3.1	Articles of Organization	Incorporated by reference from Form 10-SB filed August 6, 2007.
3.2	Operating Agreement	Incorporated by reference from Form 10-SB filed August 6, 2007.
4.1	Form of Class A membership certificate	Incorporated by reference from Form 10-SB filed August 6, 2007.
10.1	Grain Supply Agreement between Ray-Carroll County Grain Growers, Inc. and the Company, dated March 1, 2006.	Incorporated by reference from Form 10-SB filed August 6, 2007.
10.2	Construction and Term Loan Agreement between the Company, FCS Financial, PCA, as administrative agent, and certain banks, dated March 7, 2007.	Incorporated by reference from Form 10-SB filed August 6, 2007.
10.3	Agreement between ICM, Inc. and the Company dated July 14, 2006.†	Incorporated by reference from Form 10-SB filed August 6, 2007.
10.4	Ethanol Marketing Agreement by and between the Company and Eco-Energy, Inc., dated May 4, 2007.	Incorporated by reference from Form 10-SB filed August 6, 2007.
10.5	Agreement of Right of First Purchase and Right of First Refusal by and between the Company and Ray-Carroll County Grain Growers, Inc., dated April 30, 2007.	Incorporated by reference from Form 10-SB filed August 6, 2007.
10.6	Revolving Credit Agreement dated November 6, 2007 between Show Me Ethanol, LLC and FCS Financial, PCA.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarter Report on Form 10-QSB for the period ending September 30, 2007
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*	Filed herewith.
†	Confidential treatment has been requested for portions of this agreement. An unredacted copy has been provided to the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Auditors’ Fees

Eide Bailly LLP billed the Company the following amounts for services provided during fiscal 2007 and 2006:

	2007	2006

Audit Fees	$43,467	$32,323
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$43,467	$32,323

*Audit fees in 2006 include additional audit fees paid in 2006 subsequent to the publication of the proxy statement for the annual meeting of stockholders in 2006. Audit fees in 2007 are fees billed through the date of this document.

•	Audit Fees. This category includes the fees and out-of-pocket expenses for the audit of the Company’s annual financial statements and review of the Company’s quarterly reports.

•
Audit-Related Fees. This category consists of fees for assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements, not otherwise reported under Audit Fees.

•	Tax Fees. This category consists of fees for tax compliance, tax advice and tax planning.

•	All Other Fees. This category consists of fees for other non-audit services.

The Board pre-approves all audit and non-audit services performed by the Company’s independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Board will not authorize the independent auditor to perform any non-audit service which independent auditors are prohibited from performing under the rules and regulations of the Securities and Exchange Commission or the Public Company Accounting Oversight Board.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Show Me Ethanol, LLC

Date: March 27, 2008	By:	/s/ Gregory E. Thomas
Gregory E. Thomas
Principal Executive Officer

Show Me Ethanol, LLC

Date: March 27, 2008	By:	/s/ Michael R. Council
Michael R. Council
Chief Financial Officer

Show Me Ethanol, LLC

Date: March 27, 2008	By:	/s/ David L. Durham
David L. Durham, Manager

Show Me Ethanol, LLC

Date: March 27, 2008	By:	/s/ John W. Letzig
John W. Letzig, Manager

Show Me Ethanol, LLC

Date: March 27, 2008	By:
Michael G. Nordwald, Manager

Show Me Ethanol, LLC

Date: March 27, 2008	By:	/s/ Robert J. Korff
Robert J. Korff, Manager

Show Me Ethanol, LLC

Date: March 27, 2008	By:	/s/ Ben Beetsma
Ben Beetsma, Manager

Show Me Ethanol, LLC

Date: March 27, 2008	By:	/s/ James A. Edwards
James A. Edwards, Manager

Show Me Ethanol, LLC

Date: March 27, 2008	By:
Roger W. Ehrich, Manager

Show Me Ethanol, LLC

Date: March 27, 2008	By:
Robert Quinn, Manager

Show Me Ethanol, LLC

Date: March 27, 2008	By:
Tom Kolb, Manager

Show Me Ethanol, LLC

Date: March 27, 2008	By:	/s/ George Famuliner
George Famuliner, Manager

[Letterhead of Eide Bailly LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Show Me Ethanol, LLC

We have audited the accompanying balance sheets of Show Me Ethanol, LLC (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, members’ equity, and cash flows for the year ended December 31, 2007, the period from January 24, 2006 (inception) to December 31, 2006, and for the period from January 24, 2006 (inception) to December 31, 2007. Show Me Ethanol, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Show Me Ethanol, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from January 24, 2006 (inception) to December 31, 2006, and for the period from January 24, 2006 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota

March 27, 2008

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash	$4,652,087	$26,533,937
Prepaid expenses	74,663	8,600
Total current assets	4,726,750	26,542,537
PROPERTY, PLANT AND EQUIPMENT, NET	57,418,703	4,158,259
OTHER ASSETS	679,463	1,000
Total assets	$62,824,915	$30,701,796

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,590,914	$5,849
Accrued expenses	9,789	-
Current portion of long term debt	19,238	-
Total current liabilities	7,619,941	5,849
LONG-TERM DEBT	22,240,221	-
Total liabilities	29,860,162	5,849

MEMBERS' EQUITY
Class A capital units, 1,498 issued	22,969,600	22,969,600
Class B capital units, 422 issued	6,317,365	4,317,365
Class C capital units, 213 issued	3,189,118	3,189,118
Retained earnings	488,670	219,864
Total members' equity	32,964,753	30,695,947
Total liabilities and members' equity	$62,824,915	$30,701,796

The notes to financial statements are an integral part of these statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		Inception	Inception
		(January 24,	(January 24,
	Year Ended	2006) to	2006) to
	December 31,	December 31,	December 31,
	2007	2006	2007
EXPENSES
Professional fees	$211,523	$130,786	$342,309
Salaries, wages and benefits	228,029	52,309	280,338
Consulting	818	37,285	38,103
Managers' fees and expenses	11,900	18,000	29,900
Insurance	19,897	8,723	28,620
Travel	9,370	4,278	13,648
Supplies	4,590	2,063	6,653
Utilities	5,318	-	5,318
Postage	1,010	2,060	3,070
Printing	60	504	564
Other expenses	2,534	125	2,659
Total expenses	495,050	256,133	751,183
OTHER INCOME (EXPENSE)
Grant income	-	65,000	65,000
Interest income	763,857	410,997	1,174,854
Net other income	763,857	475,997	1,239,854
Net income	$268,806	$219,864	$488,670

Comprehensive income	$268,806	$219,864	$488,670
Net income per unit - basic and diluted	$126.02	$366.44
Weighted average units outstanding -
basic and diluted	2,133	600

The notes to financial statements are an integral part of these statements.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF MEMBERS' EQUITY
SHOW ME ETHANOL, LLC
For the Year Ended December 31, 2007 and the Period from Inception (January 24, 2006) to December 31, 2006

	Class A		Class B		Class C		Retained
	Units	Amount	Units	Amount	Units	Amount	Earnings	Total
Inception, January 24, 2006	-	$-	-	$-	-	$-	$-	$-
Units subscribed	1,498	22,470,000	422	6,330,000	213	3,195,000	-	31,995,000
Subscriptions receivable	-	-	-	(2,000,000)	-	-	-	(2,000,000)
Cost of raising capital	-	(48,400)	-	(13,635)	-	(6,882)	-	(68,917)
Subscription fees	-	548,000	-	1,000	-	1,000	-	550,000
Net income	-	-	-	-	-	-	219,864	219,864
Balance, December 31, 2006	1,498	22,969,600	422	4,317,365	213	3,189,118	219,864	30,695,947
Subscriptions received	-	-	-	2,000,000	-	-	-	2,000,000
Net income	-	-	-	-	-	-	268,806	268,806
Balance, December 31, 2007	1,498	22,969,600	422	$6,317,365	213	$3,189,118	$488,670	$32,964,753

The notes to financial statements are an integral part of these statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		Inception	Inception
		(January 24,	(January 24,
	Year Ended	2006) to	2006) to
	December 31,	December 31,	December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$268,806	$219,864	$488,670
Adjustments to reconcile net income to net
cash provided by operating activities:
Prepaid expenses	(66,063)	(8,600)	(74,663)
Accounts payable	32,863	5,849	38,712
Accrued expenses	9,789	-	9,789
Net cash provided by operating activities	245,395	217,113	462,508
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and
equipment	(43,601,942)	(4,158,259)	(47,760,201)
Purchase of available-for-sale security	-	(1,000)	(1,000)
Net cash (used) by investing activities	(43,601,942)	(4,159,259)	(47,761,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	22,176,543	-	22,176,543
Payments for financing costs	(678,463)	-	(678,463)
Principal payments on long-term debt	(23,384)	-	(23,384)
Net short-term borrowing from member	-	1,995,000	1,995,000
Member units sold	-	28,000,000	28,000,000
Subscription fees received	-	550,000	550,000
Cost of raising capital	-	(68,917)	(68,917)
Net cash provided by financing activities	21,474,697	30,476,083	51,950,780
Net change in cash	(21,881,850)	26,533,937	4,652,087
Cash, beginning of period	26,533,937	-	-
Cash, end of period	$4,652,087	$26,533,937	$4,652,087

The notes to financial statements are an integral part of these statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

The Company is in the development stage and is subject to the risks and challenges similar to other companies in a comparable stage of development. The risks include, but are not limited to, dependence on key individuals, successful development and construction of the plant, and the ability to secure adequate financing to meet the minimum capital required to successfully complete the project. As of December 31, 2007, the Company is in the development stage with its efforts being principally devoted to construction activities.

Fiscal reporting period: The Company has adopted a fiscal year ending December 31 for reporting financial operations. These financial statements are as of December 31, 2007 and 2006.

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

Capitalized interest: Interest costs incurred on borrowings during the construction period are capitalized as part of the cost of the ethanol plant. Total interest capitalized during the year ended December 31, 2007 was $380,070 and from inception through December 31, 2006 was $36,844.

Available-for-sale security: The Company has a $1,000 investment that is recorded at cost, as there is no quoted market price for the security held by the Company. The investment is included in other assets in the balance sheet.

Restricted cash: Cash that is restricted or reserved for purposes other than funding operations is classified as restricted cash on the balance sheet.

Income taxes: The Company is organized as a limited liability company under Missouri law. As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets is related to depreciation and the capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs were expensed for financial statement purposes. The total assets of the Company have a difference in book and tax bases of $83,556 and $106,286 at December 31, 2007 and 2006, respectively.

Earnings per capital unit: For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance. For purposes of calculating diluted earnings per capital unit, subscribed units are included in the calculation of earnings per unit based on the treasury unit method. There were no differences between basic and diluted earnings per unit for the period from inception through December 31, 2007.

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

Fair value of financial instruments: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable and long-term debt. Fair values were assumed to approximate carrying values for these financial instruments since their carrying amounts approximate fair values. The carrying value of the available-for-sale security held by the Company is estimated to approximate its fair value as there is no market for the security and management is unaware of any impairment in the value of the security.

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

The Company has reimbursed members of the Board of Managers, all of whom own membership units in the Company, for certain expenses incurred by the Company and paid by the members of the Board of Managers during the development stage. Expense reimbursements from inception through December 31, 2006 and for the year ended December 31, 2007 totaled $574 and $9,220, respectively. The Company also paid managers’ fees to the members of the Board of Directors from inception through December 31, 2006 and for the year ended December 31, 2007 of $18,000 and $11,900, respectively.

Certain costs related to the organization and operation of the Company during the start-up phase were initially paid by Ray-Carroll County Grain Growers, Inc., the holder of all Class B membership units issued by the Company. The Company paid Ray-Carroll County Grain Growers, Inc. $335,067 of costs incurred on behalf of the Company from inception through December 31, 2007, of which $230,021 was paid from inception through December 31, 2006. That agreement ended September 30, 2007.

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

The Company also has multiple agreements in place with Ray-Carroll County Grain Growers, Inc., as noted below in note 9.

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

	2007	2006
Land and easements	$2,024,620	$-
Equipment	192,469	-
Construction in progress	55,219,331	4,158,259
Total property, plant and equipment	57,436,420	4,158,259
Less accumulated depreciation	17,717	-
Net property, plant and equipment	$57,418,703	$4,158,259

There was no depreciation expense from inception through December 31, 2006. Depreciation expense during the year ended December 31, 2007 of $17,717 was capitalized as part of the plant construction costs.

Most of the construction is being performed under contract agreements. As of December 31, 2007, total retainage payable was $2,420,021 and is included in accounts payable in these financial statements.

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

All Class A, B, and C unit subscriptions were accepted on September 26, 2006.

5.  FINANCING ARRANGEMENTS

On March 1, 2007, the Company entered into a credit agreement with FCS Financial, PCA (FCS) under which FSC will perform agent and servicing responsibilities in the closing and funding of a $48 million construction and term loan agreement for the Company. Under the terms of the loan agreement, the Company is obligated to spend a minimum of $15,800,000 on the ethanol project using equity funds before requesting draws on the construction loan. The loan will be secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company. As of December 31, 2007, the balance on this loan is $22,176,542.

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

The Company incurred $544,703 in financing costs to secure the above financing. This cost has been capitalized (and is included in other non-current assets on the balance sheet) and will be amortized over the life of the loan once permanent financing is in place. From inception through December 31, 2007, the Company has not amortized any of this deferred cost.

In addition, the Company is required to pay an unused commitment fee on the average daily unused portion of the commitment by FCS at the rate of 0.30% per annum, payable monthly. During the year ended December 31, 2007 and from inception, the Company has paid $115,378 in unused commitment fees which were capitalized as other assets in these financial statements.

In March 2007, the Company purchased a piece of equipment for $106,300. The purchase was financed by the equipment manufacturer. The Company is required to make five annual payments of $23,383, including interest at 5.0% with the last payment being due in March 2011. As of December 31, 2007, the outstanding balance on this loan is $82,916. The Company is accruing interest on this loan. Total accrued interest for the year ended December 31, 2007 is $3,109 and is included in accounts payable in these financial statements. The interest expense has been capitalized as a part of construction in progress.

The estimated maturities of long-term debt during the years ending December 31, assuming the entire amount available under the construction financing is drawn on approximately September 1, 2008, when it is converted to a term loan are as follows:

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

Under the terms of the revolving credit agreement, the Company may request that FCS issue one or more letters of credit, subject to borrowing availability. On November 6, 2007, a $480,000 letter of credit was issued by FCS on behalf of the Company in favor of a contractor working on the ethanol project. The letter of credit has a term of one year and is considered a portion of the revolving credit agreement.

The revolving credit agreement includes a 0.50% closing fee, to be paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly. The Company agrees to pay FCS a quarterly fee of 2.5% on the face amount of each letter of credit issued.

The Company entered into agreements in September 2007 to construct an interconnecting gas pipeline to deliver the natural gas required for the plant. The total cost of this project is approximately $1.1 million and financing is still being negotiated at December 31, 2007.

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

9.  COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company has taken assignment from Ray-Carroll County Grain Growers, Inc. of an agreement with U.S. Energy Services, Inc. for energy management and engineering services. The initial term of the agreement began on December 1, 2005 and will continue until twelve months after the plant’s completion date. After the initial term, the agreement will be month-to-month. The agreement provides for fees of $2,900 per month through December 1, 2006, then $3,016 per month for the next 12 months. There is an annual increase of 4% each year on the anniversary date. Total fees of $39,092 were paid under this agreement during the year ended December 31, 2007 and $30,450 was paid during the period from inception through December 31, 2006.

The Company has entered into an agreement with Ray-Carroll County Grain Growers, Inc. to perform management, administrative, accounting, clerical and other services such as project management and operations management. The agreement began on November 29, 2006. Effective October 1, 2007, the agreement has been terminated. The agreement has a fee schedule attached, listing the per hour cost for each service. The Company incurred total expenses related to this service agreement of $127,665 during the year ended December 31, 2007 and $52,309 during the period from inception through December 31, 2006.

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll County Grain Growers, Inc. Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year. The Company agreed to pay $0.116 per bushel over Ray-Carroll County Grain Growers, Inc.’s posted bid at their Carrollton facility, with the rate increasing annually by 3.0%. At December 31, 2007 the rate was $0.1195. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company. As of December 31, 2007, the Company has entered into forward purchase contracts under this agreement totaling 1.2 million bushels for delivery May through August 2008. These forward purchase contracts are considered to be in the normal course of business and are intended to be settled in product.

On July 14, 2006, the Company entered into a contract with ICM, Inc. to construct a dry-mill fuel-grade ethanol plant. The contract price is approximately $62.1 million. A 10% down payment, approximately $6.2 million, was due on the contract, to be paid over time as certain events occurred. As of December 31, 2007, the Company has paid the entire down payment of $6.2 million and it is included in construction in progress as of December 31, 2007. Construction of the plant has begun and is estimated to be completed by June 2008, with a total estimated project cost, including the above construction contract, of approximately $82 million. As of December 31, 2007, the Company has incurred costs under this contract of approximately $45.8 million. Of that amount, approximately $2.3 million is being held as retainage and is included in accounts payable in the balance sheet.

In February 2007, the Company contracted with a company to construct a 178,600 bushel corn receiving/grinding facility on the site in Carrollton, Missouri. The contract is for $2.941 million and is expected to take approximately thirty-two weeks to construct. As of December 31, 2007, the Company has incurred approximately $2.6 million under this contract. That entire amount has been capitalized as construction in progress but $188,930 is still in payables as of December 31, 2007. There will be additional costs associated with this facility that are not covered by this contract.

On July 27, 2007, the Company entered into a contract to construct the administration building at the plant site. Total contract price is $245,733. Total cost incurred during the year ended December 31, 2007 under this contract is $205,294, of which $42,092 is included in accounts payable at year end.

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

The following summarizes the supplemental statement of cash flow information for the year ended December 31, 2007 and for the periods from inception (January 24, 2006) to December 31, 2006 and 2007:

		Inception	Inception
		(January 24,	(January 24,
	Year Ended	2006) to	2006) to
	December 31,	December 31,	December 31,
	2007	2006	2007
INTEREST PAID, including $36,844 of capitalized interest	$-	$36,844	$36,844
NON-CASH INVESTING AND FINANCING ACTIVITIES
Membership units issued for short-term borrowing from
member	-	1,995,000	1,995,000
Land and easements received as settlement of subscriptions
receivable	2,000,000	-	2,000,000
Purchase of property, plant and equipment through issuance
of long-term debt	106,300	-	106,300
Construction in progress included in accounts payable	7,552,202	-	7,552,202