Form 10-Q
period 2008-03-31
Show Me Ethanol, LLC
filed 2008-05-15
CIK 1397872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number: 000-52614

Show Me Ethanol, LLC
(Exact name of small business issuer as specified in its charter)

Missouri	20-4594551
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P. O. Box 9
26530 Highway 24 East Carrollton, Missouri 64633
(Address of principal executive offices)

(660)542-6493
(Issuer’s telephone number)

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of March 31, 2008, the latest practicable date, 1,498 of the issuer’s Class A Membership Units, were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
March 31, 2008 and December 31,2007

	March 31,
	2008	December 31,
	(Unaudited)	2007
ASSETS
CURRENT ASSETS
Cash	$2,492,924	$4,652,087
Accounts receivable	19,311	-
Prepaid expenses	39,341	74,663
Total current assets	2,551,576	4,726,750
PROPERTY, PLANT AND EQUIPMENT, NET	69,752,064	57,418,703
OTHER ASSETS	436,654	679,462
Total assets	$72,740,294	$62,824,915

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable	3,032,071	7,590,914
Accrued expenses	28,353	9,789
Current portion of long term debt	1,879,498	19,238
Total current liabilities	4,939,922	7,619,941
LONG-TERM DEBT	35,023,921	22,240,221
Total liabilities	39,963,843	29,860,162
MEMBERS' EQUITY
Class A capital units, 1,498 issued	22,969,600	22,969,600
Class B capital units, 422 issued	6,317,365	6,317,365
Class C capital units, 213 issued	3,189,118	3,189,118
Retained earnings	300,368	488,670
Total members' equity	32,776,451	32,964,753
Total liabilities and members' equity	$72,740,294	$62,824,915

See Notes to Financial Statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007 and the Period from
January 24, 2006 (Inception) through March 31, 2008
(Unaudited)

			January 24,
	Three Months	Three Months	2006 (Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008
GENERAL AND ADMINISTRATIVE
EXPENSES
Professional fees	$39,474	$73,705	$364,662
Salaries, wages and benefits	133,675	30,800	414,013
Consulting	8,458	298	63,682
Managers' fees and expenses	-	3,900	29,900
Insurance	1,895	5,160	30,515
Travel	4,795	2,114	18,443
Supplies	14,680	294	21,333
Utilities	-	2,500	5,318
Postage	1,806	807	4,876
Printing	-	-	564
Other expenses	10,252	2,272	12,912
Total expenses	215,035	121,850	966,218
OTHER INCOME (EXPENSE)
Grant income	-	-	65,000
Interest income	26,733	305,726	1,201,586
Net other income	26,733	305,726	1,266,586
Net income (loss)	$(188,302)	$183,876	$300,368

Net (loss) income per unit - basic and diluted	$(88.28)	$86.21

Weighted average units outstanding - basic and diluted	2,133	2,133

See Notes to Financial Statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF MEMBERS' EQUITY
For the Three Months Ended March 31, 2008 and the Period from January 24, 2006 (Inception) through December 31, 2007

	Class A		Class B		Class C		Retained
	Units	Amount	Units	Amount	Units	Amount	Earnings	Total
Inception, January 24, 2006	-	$-	-	$-	-	$-	$-	$-
Units subscribed	1,498	22,470,000	422	6,330,000	213	3,195,000	-	31,995,000
Subscriptions receivable	-	-	-	(2,000,000)	-	-	-	(2,000,000)
Cost of raising capital	-	(48,400)	-	(13,635)	-	(6,882)	-	(68,917)
Subscription fees	-	548,000	-	1,000	-	1,000	-	550,000
Net income	-	-	-	-	-	-	219,864	219,864
Balance, December 31, 2006	1,498	$22,969,600	422	$4,317,365	213	$3,189,118	$219,864	$30,695,947
Subscriptions received	-	-	-	2,000,000	-	-	-	2,000,000
Net income	-	-	-	-	-	-	268,806	268,806
Balance, December 31, 2007	1,498	22,969,600	422	$6,317,365	213	$3,189,118	$488,670	$32,964,753
Net loss (Unaudited)	-	-	-	-	-	-	(188,302)	(188,302)
Balance, March 31, 2008	1,498	$22,969,600	422	$6,317,365	213	$3,189,118	$300,368	$32,776,451

See Notes to Financial Statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007 and
the Period from January 24, 2006 (Inception) through March 31, 2008
(Unaudited)

			January 24,
	Three Months	Three Months	2006
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(188,302)	$183,876	$300,368
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Accounts receivable	(19,311)	-	(19,311)
Prepaid expenses	35,322	5,160	(39,341)
Accounts payable	(38,712)	34,600	-
Accrued expenses	18,564	-	28,353
Depreciation	-	1,772	-
Due to Related Parties	-	1,570	-
Net cash provided (used) by operating activities	(192,439)	226,978	270,069
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,598,804)	(552,249)	(64,613,693)
Purchase of other assets	-	-	(1,000)
Net cash used in investing activities	(16,598,804)	(552,249)	(64,614,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	14,643,960	-	36,820,504
Payments for financing costs	(11,880)	(435,407)	(435,655)
Principal payments on long-term debt	-	(23,384)	(23,384)
Net short-term borrowing from member	-	-	1,995,000
Member units sold	-	-	28,000,000
Subscription fees received	-	-	550,000
Cost of raising capital	-	-	(68,917)
Net cash provided (used) by financing activities	14,632,080	(458,791)	66,837,548
Net change in cash	(2,159,163)	(784,062)	2,492,924
Cash, beginning of period	4,652,087	26,533,937	-
Cash, end of period	$2,492,924	$25,749,875	$2,492,924

See Notes to Financial Statements.

SHOW ME ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The Company is in the development stage and is subject to the risks and challenges similar to other companies in a comparable stage of development. The risks include, but are not limited to, dependence on key individuals, successful development and construction of the plant, and the ability to secure adequate financing to meet the minimum capital required to successfully complete the project. As of March 31, 2008, the Company is in the development stage with its efforts being principally devoted to construction activities.

Fiscal reporting period: The Company has adopted a fiscal year ending December 31st for reporting financial operations.

Basis of accounting and presentation: The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles. Under this method, revenues are recognized when earned and expenses as incurred. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present financial position, results of operations and cash flows of the Company. The balance sheet of the Company as of December 31, 2007 has been derived from the audit of the Company as of that date.

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

Land easement and engineering services: Costs incurred for the purchase of the land easements are capitalized. Engineering costs that relate to future acquisition of property and equipment are capitalized. Depreciation or amortization of engineering costs is computed using the straight line method over the estimated useful life of the related assets when the assets are placed in service.

Property, plant and equipment: Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives.

Capitalized interest: Interest costs incurred on borrowings during the construction period are capitalized as part of the cost of the ethanol plant. Total interest and fees capitalized during the quarter ended March 31, 2008 was $559,798 and from inception through March 31, 2008 was $1,124,254.

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

Earnings per capital unit: For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance. For purposes of calculating diluted earnings per capital unit, subscribed units are included in the calculation of earnings per unit based on the treasury unit method. There were no differences between basic and diluted earnings per unit for any periods from inception through March 31, 2008.

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

Revenue recognition: Revenue from the production of ethanol and related products will be recorded upon shipment to customers. Interest income is recognized as earned. Income from government grant programs is recognized as costs are incurred and requests for reimbursement are filed by the Company.

Fair value of financial instruments: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable and long-term debt. Fair values were assumed to approximate carrying values for these financial instruments.

Recently issued accounting pronouncements: On March 19, 2008, The FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items effect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires:
Disclosure of the objective for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format:
Disclosure of information about credit-risk related contingent features; and
Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. Management is currently evaluating the impact of this Statement, if any, on the financial statements of the Company.

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

The Company also has multiple agreements in place with Ray-Carroll County Grain Growers, Inc., as noted in note 9.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	March 31,	December 31,
	2008	2007
Land	$2,283,189	$2,024,620
Equipment	5,850,686	192,469
Construction in progress	61,641,221	55,219,331
Total property, plant and equipment	69,775,096	57,436,420
Less accumulated depreciation	23,032	17,717
Net property, plant and equipment	$69,752,064	$57,418,703

There was no depreciation expense from inception through December 31, 2006. Depreciation expense during the construction period has been capitalized as part of the plant construction costs.

Most of the construction is being performed under contract agreements. As of March 31, 2008, total retainage payable was $2,957,634 and is included in accounts payable in these financial statements.

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

On March 1, 2007, the Company entered into a credit agreement with FCS Financial, PCA (FCS) under which FSC will perform agent and servicing responsibilities in the closing and funding of a $48 million construction and term loan agreement for the Company. Under the terms of the loan agreement, the Company is obligated to spend a minimum of $15,800,000 on the ethanol project using equity funds before requesting draws on the construction loan. The loan will be secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company. As of March 31, 2008 and December 31, 2007 the balance on this loan was $36,809,167 and $22,176,542 respectively.

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

The Company incurred $435,654 in financing costs to secure the above financing. This cost has been capitalized (and is included in other non-current assets on the balance sheet) and will be amortized over the life of the loan once permanent financing is in place. From inception through March 31, 2008, the Company has not amortized any of this deferred cost.

In addition, the Company is required to pay an unused commitment fee on the average daily unused portion of the commitment by FCS, including the revolving credit agreement discussed below, at the rate of 0.30% per annum, payable monthly. During the year ended December 31, 2007 the Company has paid $115,378 and during the quarter ended March 31, 2008, $22,704 in unused commitment fees which were capitalized as property, plant and equipment in these financial statements.

In March 2007, the Company purchased a piece of equipment for $113,800 with $106,300 being financed by the equipment manufacturer. The Company is required to make five annual payments of $23,383, including interest at 5.0% with the last payment being due in March 2011. As of March 31, 2008, the outstanding balance on this loan is $63,666. The Company is accruing interest on this loan. The interest expense has been capitalized as a part of construction in progress.

The Company leases office equipment under a capital lease for a term of four years expiring February 2012. The lease obligation is payable in monthly installments of $636 with a final installment of $2,891.

The estimated maturities of long-term debt during the years ending March 31, assuming the current construction note balance with the first installment on approximately August 1, 2008, when it is converted to a term loan are as follows:

		Long Term	Capital Lease
		Debt	Obligations
2009		$1,872,511	$7,634
2010		3,873,953	7,634
2011		4,081,287	7,634
2012		4,276,361	9,249
2013		4,505,329	-
Thereafter		18,263,390	-
	Total long-term debt	$36,872,831	32,151
	Less amount representing interest		-1,565
	Present value of future minimum lease payments		$30,586

Equipment under capital lease totaled $31,797 with no accumulated depreciation as of March 31, 2008. There was no equipment under capital lease as of December 31, 2007.

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

The revolving credit agreement includes a 0.50% closing fee, to be paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly. The Company agrees to pay FCS a fee of 2.5%, payable quarterly, on the face amount of each letter of credit issued.

The Company entered into agreements in September 2007 to construct an interconnecting gas pipeline to deliver the natural gas required for the plant. The total cost of this project is approximately $1.1 million and financing was still being negotiated at March 31, 2008.

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

In September 2006, the Company entered into an Economic Development Agreement with the County of Carroll, Missouri to implement a tax abatement plan under Missouri Statutes Chapter 100. The plan provides for 100% abatement of real property taxes for twenty years (through December 2028 or twenty years from the construction and commercial operation of the plant, whichever is later) to improve the Company’s cash flow and savings of expenses. Under the plan, legal title of the Company’s real property will be transferred to the County. On April 29th, 2008 the County issued bonds under Chapter 100 of the Missouri Revised Statutes in the aggregate amount of $88.5 million. The bonds were issued to the Company, so no cash will exchange hands. The County then leased the real estate back to the Company. The lease payments will be equal to the amount of the payments on the bonds. All of the Company’s right, title, and interest in the bonds are pledged to their finance company as additional security for the construction and term loan. At any time, the Company has the option to purchase the real property by paying off the bonds, paying the trustee fees, plus $1,000.

In return for the abatement of property taxes by the County, the Company has agreed to pay the County an issuance fee of $10,000 and an additional $10,000 on each anniversary date thereafter until the bonds are no longer outstanding. In addition, the Company has agreed to make annual grant payments in lieu of property taxes beginning in 2009 in the amount of $90,000 for twenty years, the expected term of the bonds. The Company also agrees to pay the fees of the bond counsel for the transaction and any financial advisor selected by the County. Due to the form of the transaction, the Company has not recorded the bond or the capital lease associated with sale lease-back transaction. The original cost of the Company’s property and equipment is being recorded on the balance sheet and will be depreciated accordingly. To correlate with the mortgaged debt, the bond has also been assigned to the senior lender as collateral.

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

The Company is in the process of obtaining the necessary air and water permits to operate the plant, including a permit to discharge wastewater from the plant.

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

The Company has taken assignment from Ray-Carroll County Grain Growers, Inc. of an agreement with U.S. Energy Services, Inc. for energy management and engineering services. The initial term of the agreement began on December 1, 2005 and will continue until twelve months after the plant’s completion date. After the initial term, the agreement will be month-to-month. The agreement provides for fees of $2,900 per month through December 1, 2006, then $3,137 per month for the next 12 months. There is an annual increase of 4% each year on the anniversary date. Total fees of $9,411 were paid under this agreement during the quarter ended March 31, 2008 and $78,953 was paid during the period from inception through March 31, 2008.

The Company has entered into an agreement with Ray-Carroll County Grain Growers, Inc. to perform management, administrative, accounting, clerical and other services such as project management and operations management. The agreement began on November 29, 2006. Effective October 1, 2007, the agreement has been terminated. The agreement has a fee schedule attached, listing the per hour cost for each service. The Company incurred total expenses related to this service agreement of $127,665 during the year ended December 31, 2007 and $179,974 during the period from inception through March 31, 2008.

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll County Grain Growers, Inc. Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year. The Company agreed to pay $0.116 per bushel over Ray-Carroll County Grain Growers, Inc.’s posted bid at their Carrollton facility, with the rate increasing annually by 3.0%. At March 31, 2008 the rate was $0.1195. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company. As of March 31, 2008, the Company has entered into forward purchase contracts under this agreement totaling 2.45 million bushels for delivery May through August 2008. These forward purchase contracts are considered to be in the normal course of business and are intended to be settled in product.

On July 14, 2006, the Company entered into a contract with ICM, Inc. to construct a dry-mill fuel-grade ethanol plant. The contract price is approximately $64.4 million. Construction of the plant is in progress and is estimated to be completed by June 2008, with a total estimated project cost, including the above construction contract, of approximately $82 million. As of March 31, 2008, the Company has incurred costs under this contract of approximately $57.1 million. Of that amount, approximately $2.8 million is being held as retainage and is included in accounts payable in the balance sheet.

In February 2007, the Company contracted with a company to construct a 178,600 bushel corn receiving/grinding facility on the site in Carrollton, Missouri. The contract is for $2.941 million. As of March 31, 2008, the Company has incurred approximately $2.9 million under this contract. That entire amount has been capitalized as construction in progress, with $145,241 included in accounts payable as of March 31, 2008. There will be additional costs associated with this facility that are not covered by this contract.

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

10.	SUPPLEMENTAL CASH FLOWS DISCLOSURES

The following summarizes the supplemental statement of cash flows information for the quarters ended March 31, 2008 and 2007 and for the period from January 24, 2006 (inception) to March 31, 2008:

			Inception
	Quarter	Quarter	(January 24,
	Ended	Ended	2006) to
	March 31, 2008	March 31, 2007	March 31, 2008
Interest paid, net of capitalized interest	$-	$-	$-
NON-CASH INVESTING AN FINANCING ACTIVITIES
Membership units issued for short-term borrowing from member	-	-	1,995,000
Land and easements received as settlement of subscriptions receivable	-	2,000,000	2,000,000
Purchase of property, plant and equipment through issuance of long-term debt	-	106,300	106,300
Loan financing costs included in accounts payable	-	32,678	-
Loan fees included in other assets capitalized in construction in progress	254,688	-	254,688
Construction in progress included in accounts payable	3,032,071	543,041	3,032,071

11.	SUBSEQUENT EVENT

The Company is currently attempting to complete a debt offering to accredited investors, in the form of a subordinated secured note. The Company believes that this debt offering will lead to further credit advances from its current lenders. Should the Company complete the contemplated offering and credit extension, the combined capital will be sufficient to cover the incurred unbudgeted expenses. However, the Company may not be able to complete such a note offering or secure the additional extensions of credit. If the Company cannot complete the planned note offering and secure the additional extension of credit to cover the costs of the unbudgeted expenses then construction of the Ethanol Plant may be delayed and hence operations may not begin at the Ethanol Plant, as previously anticipated in the second quarter of 2008, if at all. To date, the Company has received indications of interest from potential purchasers to participate in the note offering for an aggregate amount in excess of $3 million. Should these potential purchasers execute the transaction documents and tender funds to make the purchases, then the Company will be able to close the note offering, in late May, 2008.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

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

The following discussion should be read in conjunction with the accompanying unaudited financial statements and our 2007 audited financial statements included in the Company’s Form 10-KSB. Those financial statements include additional information about our significant accounting policies and practices and the events that underlie our financial results. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties.

Plan of Operation

This Management’s Plan of Operations is a discussion of Show Me Ethanol, LLC’s (the “Company”) plan from the present through the start-up of our corn-based grain processing facility that will produce ethanol and distillers’ grains (“DGs”) and the first year of operations. In this Form 10-Q, we refer to this project as the “Ethanol Plant.” This plan reflects our current assumptions and is subject to change as the project progresses.

Corn has been purchased and will continue to be purchased during 2008. The General Manager will continue to work in tandem with the ethanol marketer and the risk management company to stay apprised and informed of current market conditions and margins. The Company has not taken hedging positions on ethanol or corn to date and does not intend to take any hedging positions until the Ethanol Plant is producing ethanol. However, the Company has entered into forward contracts to purchase corn and forward delivery contracts for the sale of ethanol.

We believe that prior purchases of corn will allow the Company a profit margin for its product at current ethanol and DDGS prices. We intend to build a cash reserve after start-up of ethanol production.

In the course of construction, and in the ramp-up of operations to start ethanol production at the Ethanol Plant, the Company incurred expenses higher than were budgeted in its original business plan. Expenses that ran higher than budgeted include: costs from constructing and owning the natural gas pipeline into the Ethanol Plant rather than leasing the pipeline, costs related to installing water treatment systems of higher quality than budgeted, unanticipated costs for site development due to inclement weather and labor costs relating to pre-Ethanol Plant operation training of employees. The total cost of such unbudgeted expenses is approximately $5.1 million.

The Company is currently attempting to complete a debt offering to accredited investors, in the form of a subordinated secured note. The Company believes that this debt offering will lead to further credit advances from its current lenders. Should the Company complete the contemplated offering and credit extension, the combined capital will be sufficient to cover the incurred unbudgeted expenses. However, the Company may not be able to complete such a note offering or secure the additional extensions of credit. If the Company cannot complete the planned note offering and secure the additional extension of credit to cover the costs of the unbudgeted expenses then construction of the Ethanol Plant may be delayed and hence operations may not begin at the Ethanol Plant, as previously anticipated in the second quarter of 2008, if at all. To date, the Company has received indications of interest from potential purchasers to participate in the note offering for an aggregate amount in excess of $3 million. Should these potential purchasers execute the transaction documents and tender funds to make the purchases, then the Company will be able to close the note offering, in late May, 2008. Due to volatility in the markets for both our raw material and our finished product, we are unable to accurately predict future cash flows for the Company and thus we may need to seek additional capital after the start-up of operations at the Ethanol Plant.

The Company has researched CO2 recovery systems and also has secured information on oil recovery systems. Both projects would require capital expenditures and are not expected to be implemented in 2008. If adequate funds become available via operations these value added projects may be pursued.

There are no expected purchases of property or equipment planned for 2008, other than completion of construction of our Ethanol Plant.

Overview

Show Me Ethanol, LLC is a start-up company in the development stage, with no current operations or revenues. We are building and plan to operate a 55 million gallons per year (mgpy) dry mill ethanol plant in west central Missouri that will process corn into fuel grade ethanol and distillers grains. We began construction of the plant in June 2007 and estimate the plant will begin operations in late May 2008.

We are building our proposed ethanol plant in Carroll County, Missouri. We estimate that the total cost of the project, including construction of the plant and start-up costs, will be approximately $88.5 million. The Ethanol Plant will have approximately 30 employees after we commence operations.

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

We estimate the cost of our project, including land, site development, organizational, financing, pre-production period and start-up expenses, will be approximately $88.5 million for a 55 mgpy gas-fired facility. As March 31, 2008 we have spent approximately $70 million on land, equipment and construction in progress.

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

In connection with the closing of the Term Loan, we paid closing fees to the Banks in the aggregate amount of $435,654. Until the conversion date of the Term Loan to a term loan, we are obligated to pay the Banks an unused commitment fee equal to 0.30% annum calculated based on the undrawn proceeds of the loan.

The Term Loan is secured by a first priority security interest in our real and personal property, including our interest in the Ethanol Project.

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

The Revolving Credit Agreement includes a 0.50% closing fee, to be paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly. The Company agreed to pay FCS a fee of 2.5%, payable quarterly, on the face amount of each letter of credit issued. Base rate loans accrue interest at the base rate then in effect. LIBOR loans accrue interest at LIBOR plus 2.5%.

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

In September 2006, we entered into an Economic Development Agreement with the County of Carroll, Missouri to implement a tax abatement plan under Missouri law. The plan provides for 100% abatement of real property taxes for approximately twenty years.

On April 29, 2008, the County issued bonds under Chapter 100 of the Missouri Revised Statutes in a maximum amount of $88,500,000. Legal title of our real and personal property was transferred to the County and the County then leased the such property back to us. The bonds were issued to the Company so no cash was exchanged. The lease payments are equal to the amount of the debt service payments on these bonds.

The Banks, and agents under the Term Loan Agreement received an assignment of the Chapter 100 Bonds and retained their first priority position against the real property over the Chapter 100 Bonds. We have an option to purchase the real property by paying off these bonds, paying the trustee fees, plus $1,000.

In return for the abatement of property taxes by the County, we have agreed to pay the County $10,000 on each anniversary date of the Chapter 100 Bonds issuance until the bonds are no longer outstanding. In addition and commencing in 2009, we have agreed to make annual grant payments in lieu of property taxes in the amount of $90,000 for the period during which the bonds are outstanding.

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

Liquidity and Capital Resources

As of March 31, 2008, we had total assets of $72,740,294 consisting primarily of cash, prepaid expenses and property, plant and equipment. We had current liabilities of $4,939,922 consisting primarily of our accounts payable and estimated payments on long-term debt. Total members’ equity as of March 31, 2008, was $32,776,451. Since our inception, we have generated no revenue from operations.

Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $88.5 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide information under this item as it is a small reporting company, pursuant to the exclusion provided in S-K Item 305(e).

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our General Manager (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Principal Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company is not required to provide information under this item as it is a small reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-K:

Exhibit No.	Description	Reference

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOW ME ETHANOL, LLC

Date: May 15, 2008

By:	/s/ Michael R. Council
Name: Michael R. Council
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.