Form 10-Q
period 2008-06-30
Show Me Ethanol, LLC
filed 2008-08-14
CIK 1397872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number: 000-52614

Show Me Ethanol, LLC
(Exact name of small business issuer as specified in its charter)

Missouri	20-4594551
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

P. O. Box 9
26530 Highway 24 East, Carrollton, Missouri 64633
(Address of principal executive offices)

(660) 542-6493
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

Yes ☐  No ☒

As of June 30, 2008, the latest practicable date, 1,498 of the issuer’s Class A Membership Units, were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SHOW ME ETHANOL, LLC

CONDENSED BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$5,691,591	$4,652,087
Accounts receivable	1,700,899	-
Prepaid expenses	159,580	74,663
Inventory	6,548,210	-
Total current assets	14,100,280	4,726,750
PROPERTY, PLANT AND EQUIPMENT
Construction in progress	-	57,418,703
Operating equipment	68,115,550	-
Land and buildings	11,818,866	-
Accumulated depreciation	(740,804)	-
Property, plant and equipment, net	79,193,613	57,418,703
OTHER ASSETS	563,611	679,462
Total assets	$93,857,503	$62,824,915

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,535,761	$7,590,914
Accrued expenses	257,365	9,789
Current portion of long term debt and revolving line of credit	9,004,481	19,238
Total current liabilities	13,797,607	7,619,941
LONG-TERM DEBT	46,799,087	22,240,221
Total liabilities	60,596,694	29,860,162
MEMBERS' EQUITY
Class A capital units, 1,498 issued	22,969,600	22,969,600
Class B capital units, 422 issued	6,317,365	6,317,365
Class C capital units, 213 issued	3,189,118	3,189,118
Retained earnings	784,726	488,670
Total members' equity	33,260,809	32,964,753
Total liabilities and members' equity	$93,857,503	$62,824,915

See Notes to Financial Statements.

SHOW ME ETHANOL, LLC

CONDENSED STATEMENTS OF INCOME
For the Quarter and Year To Date Ended June 30, 2008 and 2007
(Unaudited)

	Quarter		Quarter
	Ended	Current	Ended	Prior
	June 30,	Year	June 30,	Year
	2008	To Date	2007	To Date

SALES
Sales	$6,862,994	$6,862,994	$-	$-
Sales to related parties	1,639,417	1,639,417	-	-
Ethanol producer credit	870,173	870,173	-	-
Total sales	9,372,584	9,372,584	-	-
COST OF SALES
Cost of sales (Note 11)	8,066,768	8,066,768	-	-
Total cost of sales	8,066,768	8,066,768	-	-
Gross profit	1,305,816	1,305,816	-	-

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses	593,269	805,409	102,532	224,382
Total general and administrative expenses	593,269	805,409	102,532	224,382
Operating income	712,547	500,407	(102,532)	(224,382)
OTHER INCOME (EXPENSE)
Interest expense	(236,595)	(240,789)	-	-
Interest and other income	9,704	36,438	277,923	583,649
Net other income (expense)	(226,890)	(204,351)	277,923	583,649
Net income	$485,657	$296,056	$175,391	$359,267

Net income per unit - basic and diluted	$227.69	$138.80	$82.23	$168.43

Weighted average units outstanding - basic and diluted	2,133	2,133	2,133	2,133

See Notes to Financial Statements.

SHOW ME ETHANOL, LLC

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30 , 2008 and 2007
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$296,056	$359,267
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accounts receivable	(1,700,899)	-
Prepaid expenses	(84,917)	(136,714)
Accounts payable and accrued expenses	1,230,626	34,430
Inventories	(6,548,210)	-
Depreciation and amortization	727,779	1,772
Other current assets and liabilities	104,072	-
Net cash provided (used) by operating activities	(5,975,493)	258,755
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(25,561,266)	(4,855,576)
Net cash used in investing activities	(25,561,266)	(4,855,576)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	32,602,962	-
Payments for financing costs	-	(497,485)
Principal payments on long-term debt	(26,700)	(23,384)
Net cash provided (used) by financing activities	32,576,262	(520,869)
Net change in cash	1,039,503	(5,117,690)
Cash, beginning of period	4,652,087	26,533,937
Cash, end of period	$5,691,590	$21,416,247

See Notes to Financial Statements.

REPORT OF

SHOW ME ETHANOL, LLC

June 30, 2008

SHOW ME ETHANOL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying condensed financial statements reflect all adjustments that are, in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed balance sheet as of December 31, 2007 has been derived from the audited balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Form 10-KSB Annual Report for 2007 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year.

Description of business: Show Me Ethanol, LLC is a limited liability company organized in the State of Missouri for the purpose of developing, owning and operating a 55 million gallon per year dry-mill ethanol plant and a related co-products processing facility in west central Missouri. Show Me Ethanol, LLC was organized on January 24, 2006, began operations May 22, 2008 and ceased reporting as a development stage company as of that date. The total deficit accumulated during the development stage amounted to approximately $57,000. The financial statements are presented in accordance with generally accepted accounting principles in the United States of America.

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

Cash: Cash consists principally of a collateralized interest bearing repurchase account which provides the Company security on balances that exceed the FDIC insurance limit on demand deposit accounts.

Land easement and engineering services: Costs incurred for the purchase of the land easements are capitalized. Engineering costs that relate to future acquisition of property and equipment are capitalized. Depreciation or amortization of engineering costs is computed using the straight line method over the estimated useful life of the related assets when the assets are placed in service.

Property, plant and equipment: Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives of three to twenty years.

Accounts Receivable: Accounts receivable are stated at the amount billed to customers. The Company, if necessary, provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due in 15 and 7 days for distillers and ethanol products, respectively after the issuance of the invoice. Accounts past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Capitalized interest: Interest costs incurred on borrowings during the construction period were capitalized as part of the cost of the ethanol plant. Total interest and fees capitalized during the quarter ended and six months ended June 30, 2008 was $408,049 and $967,847, respectively. Capitalized interest from inception through startup at May 22, 2008, was $1,532,303. There was no capitalized interest for the quarter and six months ended June 30, 2007.

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

Earnings per capital unit: For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance. For purposes of calculating diluted earnings per capital unit, subscribed units are included in the calculation of earnings per unit based on the treasury unit method. There were no differences between basic and diluted earnings per unit for any periods from inception through June 30, 2008.

Revenue recognition: Revenue from the production of ethanol and related products is recorded at the time title to the goods and all risks of ownership transfers to the customers. This generally occurs upon shipment to customers. Interest income is recognized as earned. Income from government incentive programs is recognized as ethanol is produced and requests for reimbursement are filed by the Company.

Fair value of financial instruments: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due primarily to their short-term nature or variable interest rate terms. These financial instruments include cash, accounts receivable, accounts payable and long-term debt. Fair values were assumed to approximate carrying values for these financial instruments.

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
Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
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

2. RELATED PARTIES

On April 30, 2007 the Company entered into an agreement of right of first purchase and right of first refusal with Ray-Carroll Grain Growers, Inc., an investor (the “buy-sell agreement”). Pursuant to the buy-sell agreement, the Company has granted a right of first purchase and a right of first refusal to purchase all or any part of the property comprising the ethanol plant. In exchange, Ray-Carroll Grain Growers, Inc. has granted the Company a right of first purchase and a right of first refusal to purchase all or any part of certain grain elevator property. The buy-sell agreement’s term is through April 30, 2027.

The Company also has multiple agreements in place with Ray-Carroll County Grain Growers, Inc., as noted in Note 11 and has sold subordinated secured notes to investors as more fully described in Note 6.

3. INVENTORIES

Inventories are physically counted at each month end and are valued using the lower of first-in, first-out (FIFO) cost or market. They consisted of the following at June 30, 2008:

Ethanol	$3,565,463
Corn	1,017,841
Distillers dried grains	117,622
Work in process	1,259,861
Production chemicals	395,423
Other	192,000
Total	$6,548,210

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2008	2007
Land and buildings	$11,818,866	$2,024,620
Equipment	68,115,550	192,469
Construction in progress	-	55,219,331
Total property, plant and equipment	79,934,416	57,436,420
Less accumulated depreciation	740,804	17,717
Net property, plant and equipment	$79,193,613	$57,418,703

Depreciation expense during the construction period has been capitalized as part of the plant construction costs. Upon commencement of operations fixed assets depreciation is being estimated on the straight line method over useful lives ranging from three to twenty years. The Company is currently undergoing a cost segregation study to accurately determine classification of fixed assets and their useful lives. The results of this study may change the estimates used for depreciation amounts recorded for the period from commencement of operations through June, 2008.

Most of the construction was performed under contract agreements. As of June 30, 2008, and December 31, 2007 total retainage payable of $3,349,402 and $2,420,021 respectively, is included in accounts payable in these financial statements.

5.	INTANGIBLE ASSETS

The carrying basis and accumulated amortization of recognized intangible assets recorded in other assets at June 30, 2008 and December 31, 2007, were:

	June 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets	Amount	Amortization	Amount	Amortization
Loan origination costs	$483,217	$11,779	$423,774	-
Permits	87,653
Total	$570,866	$11,779	$423,774	-

Amortization expense for the six months ended June 30, 2008 was $11,779. There was no amortization in the year ended December 31, 2007. Estimated amortization expense for each of the following five years is:

2009	$92,147
2010	86,121
2011	79,772
2012	73,083
2013	66,037

6. REVOLVING CREDIT AGREEMENT

On November 6, 2007, the Company entered into a revolving credit agreement with FCS for up to $5 million. Borrowings under the revolving credit agreement are subject to availability under a borrowing base calculation based on accounts receivable, inventory and accounts payable; however, up to $2 million may be requested without the requirement of a borrowing base. Each borrowing, at the option of the Company, can be a revolving base rate loan or a revolving LIBOR rate loan. The interest rates at December 31, 2007 and June 30, 2008 were 7.5% and 5.0%, respectively. The revolving credit agreement includes a 0.50% closing fee, paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly. The revolving credit agreement is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company. On June 2, 2008 the Company amended its revolving credit agreement among the Company and the Senior Lender executed on November 6, 2007 (the “Revolving Loan”) to permit the issuance of the Subordinated Notes by Company and to increase the amount available to the Company from $5 million to $8 million (the “Revolving Loan Amendment”). The Revolving Loan Amendment also shortened the maturity date of the Revolving Loan to be due in full on June 2, 2009. As of June 30, 2008 outstanding balance of the credit agreement was $6,129,481. There were no amounts outstanding under the revolving loan agreement as of December 31, 2007.

Under the terms of the revolving credit agreement, the Company may request that FCS issue one or more letters of credit, subject to borrowing availability. The Company agrees to pay FCS a fee of 2.5%, payable quarterly, on the face amount of each letter of credit issued. As of December 31, 2007 a $480,000 letter of credit was issued by FCS on behalf of the Company in favor of a contractor working on the ethanol project. The letter of credit had a one year term and was considered a portion of the revolving credit agreement. At June 30, 2008 there were no letters of credit outstanding.

As of June 30, 2008 the Revolving Line of Credit balance was $ 1,129,008 in excess of the amount permitted under the borrowing base calculation. Management expects to correct this by repaying the excess from available operating cash.

7. FINANCING ARRANGEMENTS

Construction note (A)	$45,922,368
Equipment term note (B)	63,666
Capital lease obligations (C)	98,053
Subordinated related party notes (D)	3,590,000
Total long term debt	49,674,087
Less current maturities	2,875,000
$46,799,087

(A) On March 1, 2007, the Company entered into a credit agreement with FCS Financial, PCA (FCS) under which FSC will perform agent and servicing responsibilities in the closing and funding of a $48 million construction and term loan agreement for the Company. Under the terms of the loan agreement, the Company is obligated to spend a minimum of $15,800,000 on the ethanol project using equity funds before requesting draws on the construction loan. The loan is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company. The construction loan accrued interest at a variable rate of 5.5% and 8% as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007 the balance on this loan was $45,922,368 and $22,176,542 respectively.

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

The Company incurred $435,654 in financing costs to secure the above financing. This cost has been capitalized (and is included in other non-current assets on the balance sheet) and will be amortized over the life of the loan once permanent financing is in place. From commencement of operations through June 30, 2008, the Company has amortized $11,779 of this deferred cost. Prior to commencement of operations no amortization was recorded on these capitalized financing costs.

In addition, the Company is required to pay an unused commitment fee on the average daily unused portion of the commitment by FCS, including the revolving credit agreement discussed below, at the rate of 0.30% per annum, payable monthly. During the year ended December 31, 2007 the Company has paid $115,378 and during the six month period ended June 30 2008, $29,647 in unused commitment fees which were capitalized as property, plant and equipment in these financial statements.

(B) In March 2007, the Company purchased a piece of equipment for $113,800 with $106,300 being financed by the equipment manufacturer. The Company is required to make five annual payments of $23,383, including interest at 5.0% with the last payment being due in March 2011. As of June 30, 2008, the outstanding balance on this loan is $63,666. The loan is collateralized by the piece of equipment.

(C) The Company leases office equipment under a capital lease for a term of four years expiring in February 2012. The lease obligation is payable in monthly installments of $636 with a final installment of $2,891 at maturity. The Company also leases lab equipment under a capital lease for a term of four years expiring March, 2012. The lease obligation is payable in monthly installments of $1,507 with a final installment of $8,210 at maturity.

(D) On June 5, 2008, the Company entered into a purchase agreement whereby approximately 40 accredited investors named therein purchased approximately $3.6 million worth of 9% subordinated secured notes issued by the Company. The Subordinated Notes bear interest at 9% per annum computed on the basis of a 360-day year for the actual number of days elapsed and will mature on June 4, 2010. Interest will be payable annually, with the first installment being payable on June 5, 2009, and thereafter on the maturity date, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, will be due at maturity. The Subordinated Notes are secured pursuant to a loan and security agreement among the Company as debtor, the State Bank of Slater as agent and the holders from time to time as a party thereto as lenders dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Subordinated Notes. The Subordinated Notes are also secured by a leasehold deed of trust, assignment of rents and security agreement, among the Company as grantor, Thomas Kreamer as trustee and the Bank of Slater as grantee dated June 5, 2008. The Company also agreed that debt created by the issuance of the Subordinated Notes is subordinate to loans provided primarily by FCS Financial, PCA, as specified in the Intercreditor/Subordination Agreement executed on June 5, 2008 among the Company, the Senior Lender and the Investors. In connection with the issuance of Subordinated Notes, the Company amended its construction term loan agreement among the Company and the Senior Lender, as administrative agent and the other lenders thereto, executed on March 7, 2007. The Term Loan was amended on June 2, 2008 by the Company and the Senior Lender, as administrative agent and the other lenders thereto, to permit the issuance of Subordinated Notes by the Company.

As of June 30, 2008 the construction note had not been converted to term debt. The estimated maturities of long-term debt during the years ending June 30, assuming the current construction note balance with the first installment on approximately November 1, 2008, are as follows:

	Revolving Line
	of Credit and
	Long Term	Capital Lease
	Debt	Obligations
2009	$8,978,761	$25,720
2010	7,554,889	25,720
2011	4,166,861	25,720
2012	4,355,739	26,974
2013	4,577,644	-
Thereafter	26,071,620	-
Total long-term debt	$55,705,514	104,134
Less amount representing interest		-6,080
Present value of future minimum lease payments		$98,054

Equipment under capital lease totaled $105,520. There was no equipment under capital lease as of December 31, 2007.

8. GRANT REVENUE

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

9. CHAPTER 100 BONDS

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

10. REGULATION

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

The Company has obtained the necessary air and water permits to operate the plant, including a permit to discharge wastewater from the plant.

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

11. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company has taken assignment from Ray-Carroll County Grain Growers, Inc. of an agreement with U.S. Energy Services, Inc. for energy management and engineering services. The initial term of the agreement began on December 1, 2005 and will continue until twelve months after the plant’s completion date. After the initial term, the agreement will be month-to-month. The agreement provides for fees of $2,900 per month through December 1, 2006. There is an annual increase of 4% each year on the anniversary date. Total fees of $9,411 and $9,048 were paid under this agreement during the quarters ended June 30, 2008 and 2007, respectively. Total fees for the six months ended June 30, 2008 and 2007 were $18,822 and $18,096, respectively.

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll County Grain Growers, Inc. Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year. The Company agreed to pay $0.116 per bushel over Ray-Carroll County Grain Growers, Inc.’s posted bid at their Carrollton facility, with the rate increasing annually by 3.0%. At June 30, 2008 the rate was $0.1231. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company. As of June 30, 2008, the Company has entered into forward purchase contracts under this agreement totaling 8.43 million bushels for delivery July through December 2008 at prices ranging from $4.34 to $7.65 per bushel. These forward purchase contracts are considered to be in the normal course of business and are intended to be settled in product. Corn purchases under the agreement for the three months ended June 30, 2008 totaled approximately $9,012,000.

On July 14, 2006, the Company entered into a contract with ICM, Inc. to construct a dry-mill fuel-grade ethanol plant. The contract price is approximately $66.4 million. Construction of the plant is completed with a total estimated project cost, including the above construction contract, of approximately $82 million. As of June 30, 2008, the Company has incurred costs under this contract of approximately $66.3 million. Of that amount, approximately $3.3 million is being held as retainage and is included in accounts payable in the balance sheet.

The Company has entered into a marketing agreement with a marketing company for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company. The agreement extends for a period of five years from the time the Company originally ships ethanol. The Company pays the marketing company 1% per net gallon for each gallon of ethanol sold by the marketing company. At June 30, 2008 the Company had contracts to sell approximately 4 million gallons of ethanol at prices ranging from $2.38 to $2.79 per gallon.

In August 2007, the Company entered into a marketing agreement with Ray-Carroll Grain Growers, Inc. that specifies that Ray-Carroll will be the exclusive marketer of all distiller grain products produced by the Company. The Company agrees to pay a marketing fee to Ray-Carroll of 2.5% to 4.5% of the net price of the distiller grains, depending on type. This fee shall not be less than $1 per ton. The contract began May 22, 2008 and has an initial term of three years. Amounts totaling approximately $528,000 due the company for distiller grain marketed under this agreement are included in accounts receivables as of June 30, 2008.

12. SUPPLEMENTAL CASH FLOWS DISCLOSURES

The following summarizes the supplemental statement of cash flows information for the years to date ended June 30, 2008 and 2007:

	Year To	Year To
	Date Ended	Date Ended
	June 30,	June 30,
	2008	2007
Interest paid, net of capitalized interest	$240,789
NON-CASH INVESTING AND FINANCING ACTIVITIES
Land and easements received as settlement of subscriptions receivable		$2,000,000
Purchase of property and equipment through issuance of long-term debt		106,300
Loan financing costs included in accounts payable		12,000
Loan interest and fees capitalized in construction in progress	967,847
Construction in progress included in accounts payable	3,513,999	4,884,336

13. ETHANOL PRODUCER CREDIT

The State of Missouri sponsors the Missouri Qualified Fuel Ethanol Producer Incentive Program that pays $0.20 per gallon produced for the first 12,500,000 gallons and then $0.05 per gallon produced for the next 12,500,000 gallons for a total incentive payment of $3,125,000 during a program year beginning July 1st. We expect our production will exceed the 25,000,000 gallon limit near January 1, 2009 and then we will receive no further payments until the new program begins on July 1, 2009. Generally, we will be qualified to participate in this program for a total of 60 months. Credits totaling approximately $745,000 are included in accounts receivable as of June 30, 2008.

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

The following discussion should be read in conjunction with the accompanying unaudited financial statements and footnotes and our December 31, 2007 audited financial statements included in the Company’s Form 10-KSB. Those financial statements include additional information about our significant accounting policies and practices and the events that underlie our financial results. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties.

Overview

Show Me Ethanol, LLC (the “Company”) is a Missouri limited liability company currently processing corn into fuel grade ethanol and distillers grains for sale. Our plant has an approximate production capacity of 55 million gallons per year (mgpy) and is located in Carroll County, Missouri (the “Ethanol Plant”). We began construction of the Ethanol Plant in June 2007 and began operations in late May 2008. The total cost of our Ethanol Plant was about $88.5 million and we currently employ thirty-six full time employees.

Since we only recently became operational, we do not yet have comparable income, production or sales data for the six months ended June 30, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the first six months of 2007 and the first six months of 2008, it is important that you keep this in mind.

Selected Financial Information

During the fiscal quarter ended June 30, 2008, we transitioned from a development stage company to an operational company. The following table shows some results of our operations for the three months ended June 30, 2008:

	Quarter Ended June 30, 2008 (Unaudited)	Percent
Sales	$8,502,411	90.7%
Ethanol Producer Credit	870,173	9.3%
Total Sales	9,372,584	100%

Cost of Sales	8,066,768	86.1%
General and Administrative Expenses	593,269	6.3%
Interest Expense	236,595	2.5%
Interest and other income	9,704	0.1%
	—	—
Net Income	485,657	5.2%

Sales

Our sales are divided into two categories: sales of fuel ethanol and sales of distillers grains. For the three months ended June 30, 2008, we received approximately 73% of our sales from the sale of fuel ethanol and approximately 17% of our sales from the sale of distillers grains. We expect the sale price of our fuel ethanol to decrease from current levels based on information from our marketer and other factors. As a result, we expect the percentage of our sales from the sale of ethanol to decrease. We expect the percentage of sales from the sale of distillers grains to increase due to the decrease in the price of ethanol we expect will occur.

We believe that the price of ethanol will increase steadily in late 2008 due to a variety of factors. Such factors we expect will drive a higher price of ethanol in late 2008 include (a) the lower than usual amount of forward ethanol purchases, largely as a result of the volatility of the ethanol market in 2008, (b) an expected decline in imported ethanol and (c) the refusal of the EPA to allow any kind of reduction in the use of ethanol in the Renewable Fuel Standard.

We are exploring, through our ethanol marketer, to expand into market areas in the southeastern United States. Should we be successful in selling our product into a new geographical region we believe we will attain higher margins for our product than we are currently getting. At this time, our efforts have only been preliminary and we cannot predict the likelihood of expanding our sales into the southeastern United States nor predict what profit levels we may be able to attain.

Ethanol Producer Credit

The State of Missouri sponsors the Missouri Qualified Fuel Ethanol Producer Incentive Program that pays $0.20 per gallon produced for the first 12,500,000 and then $0.05 per gallon produced for the next 12,500,000 gallons for a total incentive payment of $3,125,000 during a program year beginning July 1st. We expect our production will exceed the 25,000,000 gallon limit near January 1, 2009 and then we will receive no further payments until the new program cycle begins on July 1, 2009. We expect that we will be qualified to participate in this program for a total of 60 months.

Cost of Sales

Our cost of sales as a percentage of total sales was 86.1% for the three months ended June 30, 2008. Our average cost for corn per bushel was $5.91 for this period. Our two largest costs of production are corn and natural gas. Both of these costs are affected by factors largely out of our control.

We have approximately a two month supply of corn purchased at a price that is higher than the current spot market price of corn. Due to fluctuations in the market price for ethanol and distiller grains, we cannot accurately predict if using such corn in our refinery will result in a profit or loss if used later this fiscal year. If such high priced corn is not used in subsequent quarters of this fiscal year, and ethanol prices decline, we may accrue a loss from such corn, even prior to its use in the refinery.

We do not have any views as to the projected cost of natural gas.

Please see the analysis below under “Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold”.

General and Administrative Expenses

Our general and administrative expenses as a percentage of total sales was 6.3% for the three months ended June 30, 2008. We expect that general and administrative expenses will remain relatively constant for the rest of the fiscal year.

Interest Expense

Interest expense as a percentage of total sales was 2.5% for the three months ended June 30, 2008. We expect this percentage will increase because during the course of the second quarter the Company issued 9% subordinated notes due in 2010, described below. The third quarter will be the first full quarter where we will be impacted by those additional interest expenses. At this time, we have not selected among the various conversion options for our construction loan that must convert into a term loan by September 1, 2008. The choice among variable or fixed interest rates will affect our interest expense going-forward.

Additional Operational Data

From commencing operations on May 22, 2008 to the end of the fiscal quarter on June 30, 2008, our operating statistics are as follows:

Ethanol sold (gallons)	3,068,032
Dried distillers grains sold (tons)	14,383
Modified distillers grains sold (tons)	1,900
Ethanol average price per gallon	$2.24
Dried distillers grain average price per ton	$105.24
Modified distillers grain average price per ton	$51.13
Average corn cost per bushel	$5.91

The average corn cost per bushel is determined by the cost of the corn that was used in the production of ethanol during the period reported and not a reflection of corn that was bought during the period of this report.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations

We continue to be subject to industry-wide factors, as well as factors affecting the economy at large, that affect our operating and financial performance. The industry-wide factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

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

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our cost of goods sold consists primarily of costs relating to the corn and natural gas supplies and depreciation necessary to produce ethanol and distillers grains for sale. Variables such as planting dates, rainfall, and temperatures will likely cause market uncertainty and create corn price volatility throughout the year.

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

Liquidity and Capital Resources

As of June 30, 2008, we had total assets of $93,857,503 consisting primarily of cash, prepaid expenses, inventories and property, plant and equipment. We had current liabilities of $13,797,607 consisting primarily of our accounts payable and estimated payments on long-term debt. Total members’ equity as of June 30, 2008, was $33,260,809.

Term Loan

On March 7, 2007, entered into a $48,000,000 construction loan (the “Term Loan”) pursuant to a Construction and Term Loan Agreement (the “Term Loan Agreement”) with FCS Financial, PCA serving as the administrative agent for the transaction. The participating banks in the Term Loan include FCS Financial, PCA, AgriBank, FCB, Southwest Bank, CoBank, ACB, 1st Farm Credit Services, FLCA, Bank Midwest, N.A. and Progressive FCS (collectively, the “Banks”). The Term Loan is required to be converted to permanent financing no later than September 1, 2008 having a maturity date that is 10 years from the conversion date. The Term Loan offer several alternatives concerning fixed or variable rates, the underlying index, proportion of fixed versus variable balances, conversion from variable to fixed and prepayment requirements. Management is currently evaluating the alternatives in order to meet the loan requirements. The Term Loan is secured by a first priority security interest in our real and personal property, including our interest in the Ethanol Project. Under the terms of the Term Loan Agreement, 50% of our Excess Cash Flow, as defined in the Term Loan Agreement, is to be applied on an annual basis to prepay the Term Loan until such time as $15,000,000 of our Excess Cash Flow has been used to prepay the Term Loan. The Term Loan was amended on June 2, 2008 by the Company and the Senior Lender, as administrative agent and the other lenders thereto, to permit the issuance of debentures by the Company (described below).

Revolving Loan

On November 6, 2007, the Company as borrower entered into a revolving credit agreement with FCS Financial, PCA (“FCS”) as lender for a total borrowing up to $5 million (the “Revolving Credit Agreement”). The purposes of the Revolving Credit Agreement are to (i) fund proper corporate business purposes of the Company, (ii) fund the Company’s maintenance capital expenditures and (iii) to finance letters of credit. Borrowings under the Revolving Credit Agreement are subject to availability under a borrowing base calculation based on accounts receivable, inventory and accounts payable; however, up to $2 million may be requested without the requirement of a borrowing base. Each borrowing, at the option of the Company, can be either a revolving base rate loan or a revolving LIBOR rate loan (in either case, a “Revolving Loan”). The Company may select interest periods of one, two, three or six months for LIBOR loans. The Revolving Loan is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company, secured equally and ratably with the Term Loan on the same lien priority basis. The Revolving Loan was amended on June 2, 2008 by the Company and FCS to permit the issuance of debentures by Company (described below) and to increase the amount available to the Company from $5 million to $8 million (the “Revolving Loan Amendment”). The Revolving Loan Amendment also shortened the maturity date of the Revolving Loan to be due in full on June 2, 2009.

As of June 30, 2008 the Company had a borrowed a total of $6,129,481 of the $8 million possible under the Revolving Credit Agreement, which was $1,129,008 in excess of the amount permitted under the borrowing base calculation. Management expects to correct this by repaying the excess from available operating cash.

The 2010 Notes

On June 5, 2008, the Company entered into a purchase agreement whereby approximately 40 accredited investors named therein purchased approximately $3.6 million worth of 9% subordinated secured notes (the “Notes”) issued by the Company. The Notes will bear interest at 9% per annum computed on the basis of a 360-day year for the actual number of days elapsed and will mature on June 4, 2010 (the “Maturity Date”). Interest will be payable annually, with the first installment being payable on June 5, 2009, and thereafter on the Maturity Date, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, will be immediately due and payable in full. The Notes are secured pursuant to a loan and security agreement among the Company as debtor, the State Bank of Slater as agent and the holders from time to time as a party thereto as lenders dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Notes. The Notes are also secured by a leasehold deed of trust, assignment of rents and security agreement, among the Company as grantor, Thomas Kreamer as trustee and the Bank of Slater as grantee dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Notes. The Company also agreed that debt created by the issuance of the Notes is subordinate to loans provided primarily by FCS.

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

Date: August 14, 2008

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