Form 10-Q
period 2008-09-30
Show Me Ethanol, LLC
filed 2008-12-05
CIK 1397872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐  No ☒

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

Yes ☐  No ☒

As of September 30, 2008, the latest practicable date, 1,498 of the issuer’s Class A Membership Units, were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SHOW ME ETHANOL, LLC
CONDENSED BALANCE SHEETS
September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,195,394	$4,652,087
Accounts receivable	3,309,381	-
Prepaid expenses	50,136	74,663
Inventory	3,128,829	-
Total current assets	11,683,741	4,726,750
PROPERTY, PLANT AND EQUIPMENT
Construction in progress	-	57,418,703
Operating equipment	69,080,086	-
Land and buildings	11,732,018	-
Accumulated depreciation	(2,822,209)	-
Property, plant and equipment, net	77,989,894	57,418,703
OTHER ASSETS	541,461	679,462
Total assets	$90,215,096	$62,824,915

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$796,065	$7,590,914
Accrued expenses	543,196	9,789
Accrued loss on forward contracts	10,728,188	-
Current portion of long term debt and revolving line of credit	53,641,424	19,238
Total current liabilities	65,708,872	7,619,941
LONG-TERM DEBT	3,717,117	22,240,221
Total liabilities	69,425,989	29,860,162
MEMBERS' EQUITY
Class A capital units, 1,498 issued	22,969,600	22,969,600
Class B capital units, 422 issued	6,317,365	6,317,365
Class C capital units, 213 issued	3,189,118	3,189,118
Retained earnings (deficit)	(11,686,977)	488,670
Total members' equity	20,789,106	32,964,753
Total liabilities and members' equity	$90,215,096	$62,824,915
See Notes to Financial Statements

SHOW ME ETHANOL, LLC

CONDENSED STATEMENTS OF OPERATIONS
For the Quarter and Year To Date Ended September 30, 2008 and 2007
(Unaudited)

	Quarter		Quarter
	Ended	Current	Ended	Prior
	September 30,	Year	September 30,	Year
	2008	To Date	2007	To Date

SALES
Ethanol Sales	$29,984,160	$36,847,154	$-	$-
Distillers Sales to related parties	5,156,481	6,795,897	-	-
Ethanol producer credit	2,250,355	3,120,529	-	-
Total sales	37,390,996	46,763,580	-	-
COST OF SALES
Cost of sales (Note 11)	37,975,189	46,041,956	-	-
Unrealized loss on forward contracts	10,728,188	10,728,188	-	-
Total cost of sales	48,703,377	56,770,144	-	-
Gross profit (loss)	(11,312,380)	(10,006,564)	-	-
GENERAL AND ADMINISTRATIVE
EXPENSES
General and administrative expenses	366,346	1,171,755	136,281	360,663
Total general and administrative expenses	366,346	1,171,755	136,281	360,663
Operating income (loss)	(11,678,727)	(11,178,320)	(136,281)	(360,663)
OTHER INCOME (EXPENSE)
Interest expense	(819,504)	(1,060,292)	-	-
Interest and other income	26,527	62,965	124,575	708,224
Net other income (expense)	(792,976)	(997,327)	124,575	708,224
Net income (loss)	$(12,471,703)	$(12,175,647)	$(11,706)	$347,561

Net income (loss) per unit - basic and diluted	$(5,847.02)	$(5,708.23)	$(5.49)	$162.94

Weighted average units outstanding - basic and diluted	2,133	2,133	2,133	2,133

See Notes to Financial Statements

SHOW ME ETHANOL, LLC

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30 , 2008 and 2007
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,175,647)	$347,561
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accounts receivable	(3,309,381)	-
Prepaid expenses	24,527	(101,389)
Accounts payable and accrued expenses	1,290,760	32,864
Inventories	(3,128,829)	-
Depreciation and amortization	2,832,772	1,772
Accrued loss on forward contracts	10,728,188	-
Other current assets and liabilities	102,635	-
Net cash provided (used) by operating activities	(3,634,974)	280,808
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29,929,792)	(25,521,117)
Increase in restricted cash		(3,287,770)
Net cash used in investing activities	(29,929,792)	(28,808,887)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and revolving line of credit	34,142,288	9,128,438
Payments for financing costs	-	(544,703)
Principal payments on long-term debt	(34,214)	(23,384)
Net short-term borrowing from member	-	-
Member units sold	-	-
Subscription fees received	-	-
Cost of raising capital	-	-
Net cash provided by financing activities	34,108,074	8,560,351
Net change in cash	543,308	(19,967,728)
Cash, beginning of period	4,652,087	26,533,937
Cash, end of period	$5,195,395	$6,566,209

See Notes to Financial Statements.

SHOW ME ETHANOL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008
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

Description of business: Show Me Ethanol, LLC is a limited liability company organized in the State of Missouri for the purpose of developing, owning and operating a 55 million gallon per year dry-mill ethanol plant and a related co-products processing facility in west central Missouri. Show Me Ethanol, LLC was organized on January 24, 2006 and began operations May 22, 2008 and ceased reporting as a development stage company as of that date. The total deficit accumulated during the development stage amounted to approximately $57,000. The financial statements are presented in accordance with generally accepted accounting principles in the United States of America.

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

Capitalized interest: Interest costs incurred on borrowings during the construction period were capitalized as part of the cost of the ethanol plant. Total interest and fees capitalized during the quarter ended and nine months ended September 30, 2008 was $0 and $967,847, respectively. Capitalized interest from inception through startup at May 22, 2008, was $1,532,303. Capitalized interest for the quarter and nine months ended September 30, 2007 was $43,146 and $45,218, respectively.

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

Earnings per capital unit: For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance. For purposes of calculating diluted earnings per capital unit, subscribed units are included in the calculation of earnings per unit based on the treasury unit method. There were no differences between basic and diluted earnings per unit for any periods from inception through September 30, 2008.

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

Fair value of financial instruments: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due primarily to their short-term nature or variable interest rate terms. These financial instruments include cash, accounts receivable, accounts payable, and long-term debt. Fair values were assumed to approximate carrying values for these financial instruments.

Recently issued accounting pronouncements: On March 19, 2008, The FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items effect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

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

The Company also has multiple agreements in place with Ray-Carroll County Grain Growers, Inc., as noted in Note 11 and has sold subordinated secured notes to investors as more fully described in Note 7.

3. INVENTORIES

Inventories are physically counted at each month end and are valued using the lower of first-end, first-out (FIFO) cost or market. They consisted of the following at September 30, 2008:

Ethanol	$1,044,372
Corn	393,020
Distillers dried grains	93,960
Work in process	1,117,414
Production chemicals	288,063
Other	192,000
Total	$3,128,829

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2008	2007
Land and buildings	$11,732,018	$2,024,620
Equipment	69,080,086	192,469
Construction in progress	-	55,219,331
Total property, plant and equipment	80,812,104	57,436,420
Less accumulated depreciation	2,822,209	17,717
Net property, plant and equipment	$77,989,895	$57,418,703

Depreciation expense during the construction period has been capitalized as part of the plant construction costs. Upon commencement of operations fixed assets depreciation is being estimated on the straight line method over useful lives ranging from three to twenty years.

Most of the construction was performed under contract agreements. As of September 30, 2008, and December 31, 2007 total retainage payable of $0 and $2,420,021 respectively, is included in accounts payable in these financial statements.

5. Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets recorded in other assets at September 30, 2008 and December 31, 2007, were:

	September 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets	Amount	Amortization	Amount	Amortization
Loan origination costs	$483,217	$35,366	$423,774	-
Permits	89,569	-	-
Total	$572,786	$35,366	$423,774	-

Amortization expense for the three months and nine months ended September 30, 2008 was $23,587 and $35,366 respectively. There was no amortization in the year ended December 31, 2007. Estimated amortization expense for each of the following five years is:

2009	$90,241
2010	78,817
2011	59,582
2012	51,398
2013	44,475

6. REVOLVING CREDIT AGREEMENT

On November 6, 2007, the Company entered into a revolving credit agreement with FCS for up to $5 million. Borrowings under the revolving credit agreement are subject to availability under a borrowing base calculation based on accounts receivable, inventory and accounts payable; however, up to $2 million may be requested without the requirement of a borrowing base. Each borrowing, at the option of the Company, can be a revolving base rate loan or a revolving LIBOR rate loan. The interest rates at December 31, 2007 and September 30, 2008 were 7.5% and 5.5%, respectively. The revolving credit agreement includes a 0.50% closing fee, paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly. The revolving credit agreement is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company. On June 2, 2008 the Company amended its revolving credit agreement among the Company and the Senior Lender executed on November 6, 2007 (the “Revolving Loan”) to permit the issuance of the Subordinated Notes by the Company and to increase the amount available to the Company from $5 million to $8 million (the “Revolving Loan Amendment”) subject to borrowing base availability. The Revolving Loan Amendment also shortened the maturity date of the Revolving Loan to be due in full on June 2, 2009. As of September 30, 2008 the outstanding balance of the credit agreement was $5,591,177. There were no amounts outstanding under the revolving loan agreement as of December 31, 2007

In November, 2008 the revolving loan was amended reducing the amount available on the loan from $8,000,000 to $5,000,000. Additionally all advances must be supported by borrowing base certificate as defined. The amendment established a 90 days forbearance on exiting financial covenants and imposed an interest rate of LIBOR plus 3.50%. The changes were effective December 2, 2008.

Under the terms of the revolving credit agreement, the Company may request that FCS issue one or more letters of credit, subject to borrowing availability. The Company agrees to pay FCS a fee of 2.5%, payable quarterly, on the face amount of each letter of credit issued. As of December 31, 2007 a $480,000 letter of credit was issued by FCS on behalf of the Company in favor of a contractor working on the ethanol project. The letter of credit had a one year term and was considered a portion of the revolving credit agreement. At September 30, 2008 there were no letters of credit outstanding.

As of September 30, 2008 the Revolving Line of Credit balance was $ 591,176 in excess of the amount permitted under the borrowing base calculation. This amount was repaid from available cash in October, 2008.

7. FINANCING ARRANGEMENTS

Construction note (A)	$48,000,000
Equipment term note (B)	85,042
Capital lease obligations (C)	92,324
Subordinated related party notes (D)	3,590,000
Total long term debt	51,767,366
Less current maturities	48,050,249
$3,717,117

(A) On March 1, 2007, the Company entered into a credit agreement with FCS Financial, PCA (FCS) under which FSC will perform agent and servicing responsibilities in the closing and funding of a $48 million construction and term loan agreement for the Company. Under the terms of the loan agreement, the Company is obligated to spend a minimum of $15,800,000 on the ethanol project using equity funds before requesting draws on the construction loan. The loan is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company. The construction loan accrued interest at a variable rate of 8% as of December 31, 2007 and 5.25% at September 30, 2008. As of September 30, 2008 and December 31, 2007 the balance on this loan was $48,000,000 and $22,176,542 respectively.

The construction loan was converted to a term loan October 7, 2008 and is being repaid over ten years starting on the conversion date. The Company will make quarterly principal payments beginning February 1, 2009, with interest payable monthly at the prime rate (5% as of September 30, 2008) as defined in the loan agreement. The Company will also be required to pay fifty percent of its excess cash flow, as defined in the loan agreement, on an annual basis to repay the loan until such time as $15,000,000 of excess cash flow has been used to reduce the principal balance of the loan.

The revolving credit agreement and construction term note are subject to certain loan covenants which among other things, requires minimum levels of net worth. The Company was in violation of the loan covenant related to net worth as of September 30, 2008 (see Note 14).

The Company incurred $435,654 in financing costs to secure the above financing. This cost has been capitalized (and is included in other non-current assets on the balance sheet) and will be amortized over the life of the loan once permanent financing is in place. From commencement of operations through September 30, 2008, the Company has amortized $35,366 of this deferred cost. Prior to commencement of operations no amortization was recorded on these capitalized financing costs.

In addition, the Company was required to pay an unused commitment fee on the average daily unused portion of the commitment by FCS, including the revolving credit agreement discussed above, at the rate of 0.30% per annum, payable monthly. During the year ended December 31, 2007 the Company capitalized as property plant and equipment $115,378 of unused commitment fees. During the three and nine month periods ended September 30, 2008, $69,278 and $93,925, respectively, of unused commitment fees were paid, of which, $29,647 was capitalized as property, plant and equipment prior to the plant becoming operational in May, 2008.

(B) In March 2007, the Company purchased a piece of equipment for $113,800 with $106,300 being financed by the equipment manufacturer. The Company is required to make five annual payments of $23,383, including interest at 5.0% with the last payment being due in March 2011. As of September 30, 2008, the outstanding balance on this loan is $63,666. The Company has an equipment note payable totaling $21,376. This note is due in 36 monthly installments of principal and interest of $701, with the final installment due July, 2011. The note accrues interest at a variable rate of Citibank, N. A. prime plus 0.60% (5.60% at September, 2008). These loans are collateralized by the equipment.

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

The estimated maturities of long-term debt during the years ending September 30th are as follows:

	Revolving line of credit and Long Term	Capital Lease
	Debt	Obligations
2009	$48,026,961	$25,719
2010	3,618,995	25,719
2011	29,087	25,719
2012	4,081,287	20545
2013		-
Thereafter		-
Total long-term debt	$51,675,043	97,702
Less amount representing interest		-5,379
Present value of future minimum lease payments		$92,323

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

9. CHAPTER 100 BONDS

In September 2006, the Company entered into an Economic Development Agreement with the County of Carroll, Missouri to implement a tax abatement plan under Missouri Statutes Chapter 100. The plan provides for 100% abatement of real property taxes for twenty years (through December 2028 or twenty years from the construction and commercial operation of the plant, whichever is later) to improve the Company’s cash flow and savings of expenses. Under the plan, legal title of the Company’s real property will be transferred to the County. On April 29th, 2008 the County issued bonds under Chapter 100 of the Missouri Revised Statutes in the aggregate amount of $88.5 million. The bonds were issued to the Company, so no cash exchanged hands. The County then leased the real estate back to the Company. The lease payments will be equal to the amount of the payments on the bonds. All of the Company’s right, title, and interest in the bonds are pledged to their finance company as additional security for the construction and term loan. At any time, the Company has the option to purchase the real property by paying off the bonds, paying the trustee fees, plus $1,000.

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

11. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company has taken assignment from Ray-Carroll County Grain Growers, Inc. of an agreement with U.S. Energy Services, Inc. for energy management and engineering services. The initial term of the agreement began on December 1, 2005 and will continue until May, 2009. Thereafter the agreement will be month-to-month. The agreement currently provides for fees of $3,137 per month with an annual increase of 4% each year on the anniversary date. Total fees for the nine months ended September 30, 2008 and 2007 were $28,233 and $27,144, respectively.

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll County Grain Growers, Inc. Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year. The Company agreed to pay $0.116 per bushel over Ray-Carroll County Grain Growers, Inc.’s posted bid at their Carrollton facility, with the rate increasing annually by 3.0%. At September 30, 2008 the rate was $0.1231. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company. Corn costs included in cost of sales related to the agreement for the three and nine months ended September 30, 2008 were approximately $26,200,000 and $35,200,000, respectively. As of September 30, 2008, the Company has entered into forward purchase contracts under this agreement with Ray-Carroll County Grain Growers totaling 3.8 million bushels for delivery October, 2008 through May, 2009 at prices ranging from $5.13 to $7.08 per bushel. These contracts were written down to the lower of cost or market which resulted in recording an unrealized loss on future contracts of $5,720,638. In order to manage the working capital required to settle the unrealized losses on forward contracts, management extended the settlement date on 1.9 million bushels to May, 2009. The Company was charged a fee of $0.41 per bushel totaling $749,800 payable at settlement. Additionally, the Company has executed accumulator forward purchase contracts with Ray-Carroll County Grain Growers that, based on the current market value of corn, will require the Company to purchase 2.1 million bushels of corn for delivery beginning in February at prices of $6.99 and $7.195 per bushel. At September 30, 2008, 795,000 bushels of the 2,100,000 bushel commitment had been finalized. These delivery obligations were written down to the lower of cost or market which resulted in recording an additional unrealized loss on future contracts of $4,257,750. No carrying charges are expected on the accumulator contracts. All of the Company’s forward purchase contracts are considered to be in the normal course of business and are intended to be settled in product. In October, 2008 the company recognized additional unrealized losses on the above contracts totaling approximately $4,436,000 as a result of further declines in the market price for corn during October, 2008. Dependent on future corn prices, there could be additional losses.

On July 14, 2006, the Company entered into a contract with ICM, Inc. to construct a dry-mill fuel-grade ethanol plant. The contract price is approximately $66.4 million. Construction of the plant is completed with a total estimated project cost, including the above construction contract, of approximately $82 million. As of September 30, 2008, this contact has been settled in full.

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

In August 2007, the Company entered into a marketing agreement with Ray-Carroll Grain Growers, Inc. that specifies that Ray-Carroll will be the exclusive marketer of all distiller grain products produced by the Company. The Company agrees to pay a marketing fee to Ray-Carroll of 2.5% to 4.5% of the net price of the distiller grains, depending on type. This fee shall not be less than $1 per ton. The contract began May 22, 2008 and has an initial term of three years. Amounts totaling approximately $87,000 due the company for distiller grain marketed under this agreement are included in accounts receivables as of September 30, 2008.

12. SUPPLEMENTAL CASH FLOWS DISCLOSURES

The following summarizes the supplemental statement of cash flows information for the years to date ended September 30, 2008 and 2007:

	Year To	Year To
	Date Ended	Date Ended
	September 30,	September 30,
	2008	2007
Interest paid, net of capitalized interest	$718,512
NON-CASH INVESTING AND FINANCING ACTIVITIES
Land and easements received as settlement of subscriptions receivable		$2,000,000
Purchase of property and equipment through issuance of long-term debt	23,160	106,300
Loan interest and fees capitalized in construction in progress	967,847
Construction in progress included in accounts payable		5,291,951

13. ETHANOL PRODUCER CREDIT

The State of Missouri sponsors the Missouri Qualified Fuel Ethanol Producer Incentive Program that pays $0.20 per gallon produced for the first 12,500,000 gallons and then $0.05 per gallon produced for the next 12,500,000 gallons for a total incentive payment of $3,125,000 during a program year beginning July 1st. We expect our production will exceed the 25,000,000 gallon limit near January 1, 2009 and then we will receive no further payments until the new program begins on July 1, 2009. Generally, we will be qualified to participate in this program for a total of 60 months. Credits totaling approximately $1,436,000 are included in accounts receivable as of September 30, 2008.

14. BREACH OF LOAN COVENANTS

Show Me Ethanol, LLC (the “Company”) has determined that as of September 30, 2008, pursuant to its Construction Loan compliance calculations and the preparation of its third quarter financial statements, it was not in compliance with an affirmative covenant in its $48,000,000 construction loan (the “Construction Loan”). The breached covenants required an equity to total assets ratio in excess of 35% and total net worth in excess of $28,000,000. As of September 30, 2008 the equity to total assets ratio is 27% and net worth is approximately $24,379,000 (including subordinated debt). Such covenant breaches could be declared an event of default under the Construction Loan. Upon notice of an event of default by the administrative agent, the Company will have thirty (30) days to cure the breach. As of the date of this filing, the Company has not been notified of an event of default under the Construction Loan; consequently, the cure period has not commenced. The immediate cause of the covenant breach relates to a significant charge the Company has taken as of September 30, 2008 for its forward purchase corn contracts that are more expensive than current corn futures contracts for corn delivered at approximately the same time.

The Company is considering its options to cure the Construction Loan breach. The Company may conduct a capital call under its existing Operating Agreement to provide sufficient resources to cure the breach. Pursuant to the Company’s Operating Agreement, such a capital call would require the participation of members owning at least 81% of its equity. The Company believes that a capital call can be completed in the cure period afforded it under the Construction Loan.

15. OTHER EVENTS

On November 24, 2008, the Company terminated Gregory E. Thomas as the General Manager and Principal Executive Officer of the Company. On November 24, 2008, the Company hired Dennis M. Alt as the Chief Restructuring Officer and General Manager of the Company.

The Company has been notified by the State of Missouri that its application to participate in the Big Missouri Linked Deposit Program was rejected. The State of Missouri instituted the Big Missouri Linked Deposit Program to encourage development of certain industries, including ethanol plants. Under the program, the State of Missouri would have made deposits in local banks at reduced interest rates in return for those deposits being loaned to targeted businesses at below market rates. The Company applied for this program in 2006 and was officially rejected in September of 2008.

On September 10, 2008, an employee error caused a malfunction at the Company’s ethanol plant resulting in the loss of product and a continuing diminution in total plant production. As a result of this error, the Company’s ethanol plant did not operate at full capacity for eight (8) days. The Company believes that the third quarter financial results will reflect a one-time loss relating to the accident. As of the date of this filing the ethanol plant is operating near full capacity. Nonetheless, due to adverse economic conditions in the ethanol market the Company believes it would be operating at less than full capacity anyway and does not believe that the loss in production capability will have a material effect on the Company’s profit and loss going-forward. The Company anticipates making repairs in the fourth quarter of 2008 to bring the plant back up to its full production capabilities of 55 million gallons per year.

16. MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS

At September 30, 2008 the Company failed to meet certain debt covenant requirements as described in Note 14. As a result, the bank may demand payment of the entire loan balance so that amount has been reclassified as a current liability in these financial statements. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Although the Company is currently considering raising additional capital from a variety of sources, no commitments have been obtained. However, the Company believes it will be able to increase capital to an acceptable level soon enough to avoid being declared in default and is working to provide sufficient future cash flows to insure compliance with all the debt covenants and working capital requirements to fund settlement of unrealized losses on corn forward purchase contracts. Any requirement to realize assets in other than the ordinary course of business in order to provide liquidity could result in losses not reflected in these financial statements.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. This discussion should be read in conjunction with the financial statements including the related footnotes. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. Such risks and factors include, but are not limited to, the risk factors set forth in the section below entitled “RISK FACTORS”.

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

Since we only recently became operational, we do not yet have comparable income, production or sales data for the nine months ended September 30, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the first nine months of 2007 and the first nine months of 2008, it is important that you keep this in mind.

Selected Financial Information

The following table shows some results of our operations for the three months ended September 30, 2008:

	Quarter Ended September 30, 2008 (Unaudited)	Percent
Sales	$35,140,641	94.0%
Ethanol Producer Credit	2,250,356	6.0%
Total Sales	37,390,997	100%

Cost of Sales	48,703,377	130%
General and Administrative Expenses	366,346	0.9%
Interest Expense	819,504	2.2%
Interest and other income	26,527	0.1%
	—	—
Net Loss	$12,471,703	33.3%

Sales

Our sales are divided into two categories: sales of fuel ethanol and sales of distillers grains. For the three months ended September 30, 2008, we received approximately 80% of our sales from the sale of fuel ethanol and approximately 14% of our sales from the sale of distillers grains. We expect the sale price of our fuel ethanol to decrease from current levels based on information from our marketer and other factors, including the decrease in the price of gasoline and petroleum.

We are exploring, through our ethanol marketer, ways to expand into market areas in the southeastern United States. Should we be successful in selling our product into a new geographical region we believe we will attain higher margins for our product than we are currently getting. At this time, our efforts have only been preliminary and we cannot predict the likelihood of expanding our sales into the southeastern United States nor predict what profit levels we may be able to attain.

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

Cost of Sales

Our cost of sales as a percentage of total sales was 130% for the three months ended September 30, 2008. Costs of sales for the three months ended September 30, 2008 was unusually large due to the $10,728,188 loss recorded on future corn contracts held at that time. Our average cost paid for corn per bushel was $6.21 for this period. Our two largest costs of production are corn and natural gas. Both of these costs are affected by factors largely out of our control.

We do not have any views as to the projected cost of natural gas.

Please see the analysis below under “Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold”.

General and Administrative Expenses

Our general and administrative expenses as a percentage of total sales was 0.9% for the three months ended September 30, 2008. We expect that general and administrative expenses will remain relatively constant for the rest of the fiscal year.

Interest Expense

Interest expense as a percentage of total sales was 2.2% for the three months ended September 30, 2008. On October 7, 2008 our construction loan, which we refer to below as the “Term Loan,” was converted to a variable rate loan based on the prime rate. The current rate applied to outstanding balances is 5%.

Additional Operational Data

For the quarter ended on September 30, 2008, our operating statistics are as follows:

Ethanol sold (gallons)	12,371,725
Dried distillers grains sold (tons)	30,486
Modified distillers grains sold (tons)	5,362
Ethanol average price per gallon	$2.42
Dried distillers grain average price per ton	$149.61
Modified distillers grain average price per ton	$61.79
Average corn cost per bushel	$6.21

The average corn cost per bushel is determined by the cost of the corn that was used in the production of ethanol during the period reported and not a reflection of corn that was bought during the period of this report.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations

We continue to be subject to industry-wide factors, as well as factors affecting the economy at large, that affect our operating and financial performance. The industry-wide factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the cost of gasoline and petroleum; the intensely competitive nature of the ethanol industry, including ethanol imported from Caribbean basin countries and Brazil; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

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

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll County Grain Growers, Inc. Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year. The Company agreed to pay $0.116 per bushel over Ray-Carroll County Grain Growers, Inc.’s posted bid at their Carrollton facility, with the rate increasing annually by 3.0%. At September 30, 2008 the rate was $0.1231. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company. Corn costs included in cost of sales related to the agreement for the three and nine months ended September 30, 2008 were approximately $26,200,000 and $35,200,000, respectively. As of September 30, 2008, the Company has entered into forward purchase contracts under this agreement with Ray-Carroll County Grain Growers totaling 3.8 million bushels for delivery October, 2008 through May, 2009 at prices ranging from $5.13 to $7.08 per bushel. These contracts were written down to the lower of cost or market which resulted in recording an unrealized loss on future contracts of $5,720,638. In order to manage the working capital required to settle the unrealized losses on forward contracts, management extended the settlement date on 1.9 million bushels to May, 2009. The Company was charged a fee of $0.41 per bushel totaling $749,800 payable at settlement. Additionally, the Company has executed accumulator forward purchase contracts with Ray-Carroll County Grain Growers that, based on the current market value of corn, will require the Company to purchase 2.1 million bushels of corn for delivery beginning in February at prices of $6.99 and $7.195 per bushel. At September 30, 2008, 795,000 bushels of the 2,100,000 bushel commitment had been finalized. These delivery obligations were written down to the lower of cost or market which resulted in recording an additional unrealized loss on future contracts of $4,257,750. No carrying charges are expected on the accumulator contracts. All of the Company’s forward purchase contracts are considered to be in the normal course of business and are intended to be settled in product. In October, 2008 the company recognized additional unrealized losses on the above contracts totaling approximately $4,436,000 as a result of further declines in the market price for corn during October, 2008. Dependent on future corn prices, there could be additional losses.

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

Liquidity and Capital Resources

As of September 30, 2008, we had total assets of $90,215,096 consisting primarily of cash, prepaid expenses, inventories and property, plant and equipment. We had current liabilities of $65,708,872 resulting from classifying all of our Term Loan as current and our accounts payable and estimated payments on long-term debt. Total members’ equity as of September 30, 2008, was $20,789,106.

At September 30, 2008 the Company failed to meet certain covenant requirements of its Term Loan as described below and in footnote number 14 to the financial statements in Item 1 above. As a result, the lenders may demand payment of the entire loan balance so the amount of the loan has been reclassified as a current liability in the Company’s financial statements. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Although the Company is currently considering raising additional capital from a variety of sources, no commitments have been obtained. Any requirement to realize assets in other than the ordinary course of business in order to provide liquidity could result in losses not reflected in these financial statements.

Term Loan

On March 7, 2007, entered into a $48,000,000 construction loan (the “Term Loan”) pursuant to a Construction and Term Loan Agreement (the “Term Loan Agreement”) with FCS Financial, PCA serving as the administrative agent for the transaction. The participating banks in the Term Loan include FCS Financial, PCA, AgriBank, FCB, Southwest Bank, CoBank, ACB, 1st Farm Credit Services, FLCA, Bank Midwest, N.A. and Progressive FCS (collectively, the “Banks”). The Term Loan was converted to permanent financing on October 7, 2008 having a maturity date that is 10 years from the conversion date. The Term Loan offers several alternatives concerning fixed or variable rates, the underlying index, proportion of fixed versus variable balances, conversion from variable to fixed and prepayment requirements. The Term Loan is secured by a first priority security interest in our real and personal property, including our interest in the Ethanol Project. Under the terms of the Term Loan Agreement, 50% of our Excess Cash Flow, as defined in the Term Loan Agreement, is to be applied on an annual basis to prepay the Term Loan until such time as $15,000,000 of our Excess Cash Flow has been used to prepay the Term Loan. The Term Loan was amended on June 2, 2008 by the Company and the Senior Lender, as administrative agent and the other lenders thereto, to permit the issuance of debentures by the Company (described below).

The Company has determined that as of September 30, 2008, pursuant to its Term Loan compliance calculations and the preparation of its third quarter financial statements, it was not in compliance with two (2) affirmative covenants in its Term Loan. The breached covenants required an equity to total assets ratio in excess of 35% and for total equity to be greater than $28 million. As of September 30, 2008 the Company believes the equity (including the subordinated notes) to total assets ratio to be 27% or the total equity to be $24,379,106. Such covenant breaches could be declared an event of default under the Term Loan. Upon notice of an event of default by the administrative agent, the Company will have thirty (30) days to cure the breach. The immediate cause of the covenant breach relates to a significant charge the Company has taken as of September 30, 2008 for its forward purchase corn contracts that are more expensive than current corn futures contracts for corn delivered at approximately the same time.

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

In November, 2008 the Revolving Loan was further amended reducing the amount available on the Revolving Loan from $8,000,000 to $5,000,000. Additionally all advances must be supported by borrowing base certificate as defined. This new amendment established a 90 days forbearance on exiting financial covenants and imposed an interest rate of LIBOR plus 3.50%. The changes were effective December 2, 2008.

As of September 30, 2008 the Company had a borrowed a total of $5,591,176 of the $8 million possible under the Revolving Credit Agreement, which was $591,176 in excess of the amount permitted under the borrowing base calculation. Management corrected this by repaying the excess from available operating cash in October, 2008.

The 2010 Notes

On June 5, 2008, the Company entered into a purchase agreement whereby approximately 40 accredited investors named therein purchased approximately $3.6 million worth of 9% subordinated secured notes (the “Notes”) issued by the Company. The Notes bear interest at 9% per annum computed on the basis of a 360-day year for the actual number of days elapsed and will mature on June 4, 2010 (the “Maturity Date”). Interest will be payable annually, with the first installment being payable on June 5, 2009, and thereafter on the Maturity Date, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, will be immediately due and payable in full. The Notes are secured pursuant to a loan and security agreement among the Company as debtor, the State Bank of Slater as agent and the holders from time to time as a party thereto as lenders dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Notes. The Notes are also secured by a leasehold deed of trust, assignment of rents and security agreement, among the Company as grantor, Thomas Kreamer as trustee and the Bank of Slater as grantee dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Notes. The Company also agreed that debt created by the issuance of the Notes is subordinate to loans provided primarily by FCS.

Chapter 100 Bonds

In September 2006, the Company entered into an Economic Development Agreement with the County of Carroll, Missouri to implement a tax abatement plan under Missouri law. The plan provides for 100% abatement of real property taxes for approximately twenty years. On April 29, 2008, the County issued bonds under Chapter 100 of the Missouri Revised Statutes in a maximum amount of $88,500,000. Legal title of our real and personal property was transferred to the County and the County then leased the property back to us. The bonds were issued to the Company so no cash was exchanged. The lease payments are equal to the amount of the debt service payments on these bonds. The Banks, and agents under the Term Loan Agreement received an assignment of the Chapter 100 Bonds and retained their first priority position against the real property over the Chapter 100 Bonds. We have an option to purchase the real property by paying off these bonds, paying the trustee fees, plus $1,000. In return for the abatement of property taxes by the County, we have agreed to pay the County $10,000 on each anniversary date of the Chapter 100 Bonds issuance until the bonds are no longer outstanding. In addition and commencing in 2009, we have agreed to make annual grant payments in lieu of property taxes in the amount of $90,000 for the period during which the bonds are outstanding.

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

As required by SEC Rule 15d-15(b), our Principal Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Principal Executive Officer and Chief Financial Officer have found significant deficiencies and material weaknesses in our internal controls as they relate to our design or operation of internal control over financial reporting that is reasonably likely to adversely affect our ability to initiate, authorize, record, process and report financial data reliably in accordance with generally accepted accounting principles.  We have made the necessary alterations to our financial statements prior to filing our financial statements with the Securities and Exchange Commission or disclosing them to outside investors.

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report as required by Rule 13a-15 of the Exchange Act.  Based on their evaluation of our disclosure controls and procedures (including internal controls over financial reporting), they have concluded that as of the end of the period covered by this report our disclosure controls and procedures are not effective in ensuring that material information required to be disclosed by us in the report that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management is developing a plan to remedy the material weaknesses and significant deficiencies.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties. If any of the events contemplated by the following risks actually occur, then our business, financial condition or results of operations could be materially and adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

Risk Factors Related to The Industry

Overcapacity in the industry may result in a decrease in the price of ethanol and dried distiller’s grains with solubles (“DDGS”).

Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand. If the demand for ethanol does not grow at the same pace as the supply increase, we expect the price for ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. In addition, because ethanol production produces DDGS as a co-product, increased ethanol production may lead to increased supplies of DDGS. An increase in the supply of DDGS, without corresponding increases in demand, could lead to lower prices for, or an inability to sell, our DDGS. Any decline in the price of DDGS or in the demand for DDGS generally could have a material adverse effect on our business and financial condition.

The United States ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in such legislation or regulation could have a material adverse effect on our results of operations and financial condition.

The elimination or significant reduction in the Federal Excise Tax Credit could have a material adverse effect on our results of operations.

The production of ethanol is made significantly more profitable by federal tax incentives. The federal excise tax incentive program, which is scheduled to expire on December 31, 2010, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.51 per gallon tax credit for each gallon of ethanol used in the mixture. The federal excise tax incentive program may not be renewed prior to its expiration in 2010, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives. The elimination or significant reduction in the federal excise tax incentive program could have a material adverse effect on our results of operations.

Waivers or repeal of the national Renewable Fuel Standards (RFS) minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations and financial condition.

Shortly after passage of the Energy Independence and Security Act of 2007, which increased the minimum mandated required usage of ethanol, a Congressional sub-committee held hearings on the potential impact of the new national RFS on commodity prices. While no action was taken by the sub-committee towards repeal of the new national RFS, any attempt by Congress to re-visit, repeal or grant waivers of the new national RFS could adversely affect demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

While the Energy Independence and Security Act of 2007 imposes the national RFS, it does not mandate only the use of ethanol.

The Energy Independence and Security Act of 2007 imposes the national RFS, but does not mandate only the use of ethanol.  While the Renewable Fuels Association (“RFA”) expects that ethanol should account for the largest share of renewable fuels produced and consumed under the national RFS, the national RFS is not limited to ethanol and also includes biodiesel and any other liquid fuel produced from biomass or biogas. An increase in the availability of alternative sources of renewable fuels meeting federal standards may adversely affect demand for ethanol and could have a material adverse effect on our results of operations and financial conditions.

The elimination or significant reduction in the Missouri Qualified Fuel Ethanol Producer Incentive Program could have a material adverse effect on our results of operations.

The State of Missouri sponsors the Missouri Qualified Fuel Ethanol Producer Incentive Program that pays $0.20 per gallon produced for the first 12,500,000 gallons and then $0.05 per gallon produced for the next 12,500,000 gallons for a total incentive payment of $3,125,000 during a program year beginning July 1st. We expect our production will exceed the 25,000,000 gallon limit on or about January 1, 2009 and then we will receive no further payments until the new program begins on July 1, 2009. Generally, we will be qualified to participate in this program for a total of 60 months. The elimination or significant reduction in this Program could have a material adverse effect on our results of operations. Further, once the 60 months allowed by the program lapses, our profitability may be impacted. Also, because we will produce more than the 25,000,000 gallons of ethanol eligible for this credit in any one calendar year, our profit margin on each gallon produced over 25,000,000 gallons will decrease.

The market price of ethanol is dependent on many factors, including the price of gasoline, which is in turn dependent on the price of petroleum. Fluctuations in these prices may cause our results of operations to fluctuate significantly.

Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the Russian Federation, Venezuela and other countries and regions. The industrialized world depends on oil from these areas and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. The unpredictability of the future price of oil or wholesale gasoline may lead to fluctuations in the market price of ethanol, causing our profitability to fluctuate significantly.

The current weakened global economy has placed added downward pressures on the price of oil due to a lessened demand therefor. The decreased demand and price of oil may continue to result in a substantial decrease in the demand for, or price of, ethanol, which would significantly and adversely affect our sales and profitability.

Ethanol industry growth is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all.

Substantial development of infrastructure will be required by persons and entities outside of our control for the ethanol industry to grow. Areas requiring expansion include, but are not limited to:

•	additional rail capacity;

•	additional storage facilities for ethanol;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	expansion of refining and blending facilities to handle ethanol;

•	growth in service stations equipped to handle ethanol fuels; and

•	growth in the fleet of flexible fuel vehicles.

The lack of infrastructure prevents the use of ethanol in certain areas where there might otherwise be demand and results in excess ethanol supply in areas with more established ethanol infrastructure, depressing ethanol prices in those areas.

Substantial investments required for the development and expansion of infrastructure may not be made or they may not be made on a timely basis. Any delay or failure in the development or expansion of infrastructure could hurt the demand or prices for products, impede delivery of products, impose additional costs or otherwise have a material adverse effect on results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

Ethanol competes with other existing products and other alternative products could be developed for use as fuel additives.

Our revenue is derived primarily from the sale of ethanol. Ethanol competes with MTBE (methyl tertiary butyl ether) as an oxygenate in gasoline to meet both oxy-fuel and reformulated gasoline requirements. Historically, MTBE has been the most widely used oxygenate to meet the requirements of the Clean Air Act Amendments of 1990. However, MTBE has shown significant adverse environmental and health safety characteristics that have led to the decision by several key States to ban its use.

We expect to be completely focused on the production of ethanol and its co-products for the foreseeable future. We may be unable to shift our business focus away from the production of ethanol to other renewable fuels or competing products. Accordingly, an industry shift away from ethanol or the emergence of new competing products may reduce the demand for ethanol. A downturn in the demand for ethanol would significantly and adversely affect our sales and profitability.

The spread between ethanol and corn prices can vary significantly.

Corn costs significantly impact our cost of goods sold. The spread between the price of ethanol and the price we pay per bushel of corn has fluctuated significantly in the past and may fluctuate significantly in the future leading to volatility in our net income. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

The price of ethanol is not necessarily correlated to gasoline prices and/or corn.

The relative immaturity of the ethanol market, coupled with its recent volatility, make predicting the future price of ethanol nearly impossible. While some industry experts suggest that the main factor affecting the market price of ethanol is corn, others suggest it is gasoline. However, neither factor seems to have a perfect correlative effect. Thus, because the factors affecting the price of ethanol are indeterminable, we cannot predict or protect ourselves from drastic fluctuations in the market price. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

Ethanol imported from Caribbean basin countries and Brazil may be a less expensive alternative to our ethanol.

Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have built dehydration plants in participating Caribbean Basin countries, such as El Salvador, which convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, adversely affecting our results of operations and financial condition.

Brazil is currently the world’s largest exporter of ethanol and, until recently, was also the world’s largest producer of ethanol.  In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar.  Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably, adversely affecting our results of operations and financial condition.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum-especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.

In an April 2007 decision, the United States Supreme Court ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The lawsuit sought to require the Environmental Protection Agency (the “EPA”) to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide. While there are currently no regulations applicable to us concerning our carbon dioxide emissions, if the EPA or the State of Missouri elects to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide emissions could be costly and may prevent us from operating our ethanol plant profitably which could decrease or eliminate the value of our units.

In addition to selling ethanol, we also intend to sell carbon dioxide, a co-product of ethanol production, and the markets for this product may decrease in the future.

Carbon dioxide is produced during the fermentation stage of the ethanol production process. This excess gas is captured and sold to carbon dioxide resellers. The carbon dioxide market is well established and consists of three major segments: the beverage market (27%), the food market (43%), and the industrial market (30%). The market is cyclical in that demand increases during the summer as beverage and food demands create shortages and higher spot prices. Transportation is a limiting factor when sourcing carbon dioxide. On average, transportation costs account for 50% of the delivered cost of carbon dioxide. For that reason, customers generally must be located within 200 miles of the plant. As increasing volumes of ethanol production come on-line, it is possible that the market prices for carbon dioxide will soften due to a finite amount of demand and an increasing supply.

The price of DDGS is affected by the price of other commodity products, such as soybeans, and decreases in the price of these commodities could decrease the price of DDGS.

DDGS compete with other protein-based animal feed products. The price of DDGS may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of DDGS. Because the price of DDGS is not tied to production costs, decreases in the price of DDGS will result in less revenue generated and lower profit margins.

The price of corn is affected by the price of other commodity products, such as soybeans.

The market price for other commodities will affect the price we pay for corn. If the price of soybeans or other commodities rises, decisions to plant soybeans or other commodities in lieu of corn will ensue, resulting in a decreased supply of corn and thus, upward pressure on the price for corn. Any change in corn price would have an effect on our profit margin and could adversely affect our results of operations and financial condition.

New technology may lessen the demand for ethanol and negatively impact our profitability.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, the demand for ethanol may decrease. Likewise, further development and use of vehicles running on electricity may lessen the demand for ethanol. This resulting decrease in the demand for ethanol may negatively impact our financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and takes more energy to produce than it contributes, may affect the demand for ethanol which could affect our ability to market our product.

Certain individuals believe that use of ethanol will have a negative impact on retail prices.  Many also believe that ethanol adds to air pollution and harms car and truck engines.  Still other consumers believe that the process of producing ethanol actually uses more fossil fuels than the amount of ethanol that is produced.  If consumers choose not to buy ethanol, it would affect the demand for the ethanol that we produce and negatively affect our profitability.

Risk Factors Related to Our Operations

We have a limited operating history and our business may not be successful.

Our operating facility began producing ethanol in May, 2008. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. In addition, our prospects must be considered in light of the risks and uncertainties encountered by a company with limited operating history in a rapidly evolving market, such as the ethanol market, where supply and demand may change significantly in a short amount of time.

Some of these risks relate to our potential inability to:

•	effectively manage business and operations;

•	adequately establish policies, procedures and oversight related to corporate governance, risk management and finance;

•	successfully execute plans to sell ethanol;

•	recruit and retain key personnel;

•	successfully maintain a low-cost structure;

•	manage rapid growth in personnel and operations;

•	develop new products that complement existing business; and

•	successfully address the other risks to the business.

If we cannot successfully address these risks, our business, future results of operations and financial position may be materially adversely affected, and we may experience operating losses in the future.

We have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. Our debt level and our failure to comply with applicable debt financing covenants and agreements could have a material adverse effect on our business, results of operations and financial condition.

The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations, including, among other things:

•	limiting our ability to obtain additional debt or equity financing;

•	making us vulnerable to increases in prevailing interest rates;

•	placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

•	subjecting all or substantially all of our assets to liens, which means that there may be no assets left for shareholders in the event of a liquidation;

•	limiting our ability to adjust to changing market conditions, which could make us more vulnerable to a downturn in the general economic condition of our business; and

•
limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

The terms of our existing debt financing agreements contain, and any future debt financing agreement we enter into may contain, financial, maintenance, organizational, operational and other restrictive covenants. If we are unable to comply with these covenants or service our debt, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business, results of operations and financial condition and thus, you could lose your entire investment. Our debt arrangements may also include subordinated debt, which may contain even more restrictions and be on less favorable terms than our senior debt. If we issue subordinated debt, we may have to give the lender the right to take control of our business in the event of a default or other rights and benefits as the lender may require, which may impose onerous financial restrictions on our business. The foregoing risks and hindrances are further exacerbated by the current global economic debt market conditions and may significantly impede or completely eliminate our access to capital markets.

We have incurred significant losses and negative operating cash flow in the past and we may incur significant losses and negative operating cash flow in the future. Continued losses and negative operating cash flow may negatively affect our operations and prevent us from expanding, or continuing to operate, our business.

We have incurred significant losses and negative operating cash flow in the past. We expect to rely on cash on hand, cash, if any, generated from our operations and cash, if any, generated from our future financing activities to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may negatively affect our operations and prevent us from expanding our business or may prevent us from continuing the business as a going concern. Continued losses and negative operating cash flow are also likely to make our capital raising needs more acute while limiting our ability to raise additional financing on satisfactory terms.

We currently lack adequate working capital and various factors could result in further deterioration of working capital which would not allow us to fund our operations or meet our capital expenditure requirements, or both.

We are currently lacking the working capital necessary to effectively run our business. Additionally, if ethanol production margins continue to deteriorate from current levels, if our capital requirements or cash flows otherwise vary materially and adversely from our current projections, or if other adverse unforeseen circumstances occur, our working capital will be wholly inadequate to fully fund our operations or meet our capital expenditure requirements, or both, which would have a material adverse effect on our results of operations, liquidity and cash flows and further restrict or eliminate our ability to compete.

The raw materials and energy necessary to produce ethanol may be unavailable or may increase in price, adversely affecting our business, results of operations and financial condition.

The principal raw material we use to produce ethanol and its co-products is corn. Changes in the price of corn can significantly affect our business. In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true since market conditions generally do not allow us to pass along increased corn prices to our customers because the price of ethanol is determined by many factors, including the supply of ethanol and the price of oil and gasoline. At certain levels, corn prices may even make ethanol production uneconomical depending on the prevailing price of ethanol.

The price of corn is influenced by general economic, market and regulatory factors. These factors include weather conditions, crop conditions and yields, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. The significance and relative impact of these factors on the price of corn is difficult to predict. Any event that tends to negatively impact the supply of corn will tend to increase prices and potentially harm our business. Likewise, events that increase the supply of corn may cause the price of corn to decrease; however, the price of corn may not decrease fast enough to off-set the resulting decrease in the price of ethanol.

The production of ethanol also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. The prices of electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our facility needs or may not be able to supply those resources on acceptable terms. Any disruptions in the ethanol production infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could prevent timely deliveries of corn or other raw materials and energy and may require us to halt production which could have a material adverse effect on our business, results of operations and financial condition.

The crisis in the financial markets, considerable volatility in the commodities markets and sustained weakening of the economy could further significantly impact our business and financial condition and may limit our ability to raise additional capital.

As widely reported, financial markets in the United States and the rest of the world are experiencing extreme disruption, including, among other things, extreme volatility in securities and commodities prices, as well as severely diminished liquidity and credit availability. As a result, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. Current economic and market conditions, and particularly, the significant decline in the price of crude oil, could also result in reduced demand for all of our products. We are not able to predict the duration or severity of the current disruption in financial markets, fluctuations in the price of crude oil or other adverse economic conditions in the United States. However, if economic conditions continue to worsen, it is likely that these factors would have an adverse effect on our results of operations and future prospects.

Our business is limited to the production and sale of fuel-grade ethanol and DDGS.

Our business is not well diversified; rather, it is principally limited to the production and sale of fuel-grade ethanol produced from corn and the sale of the related co-product, DDGS. The lack of diversification of our business may limit our ability to adapt to changing business and market conditions.

We will are dependent on Ray-Carroll Country Grain Growers Inc. for various services including our grain sourcing.

We depend on Ray-Carroll, a holder of our Class B Units, for our grain feedstock sourcing. If Ray-Carroll defaults on its agreement to timely provide us grain feedstock sourcing in sufficient quantities for our operation, we would be materially adversely affected as it would be very difficult to replace this feedstock source.

We are dependent on Eco-Energy for all distribution of our ethanol.

We depend on Eco-Energy for distribution and sales of all of our Ethanol. If Eco-Energy defaults on its agreement, fails to perform adequately, or is otherwise negligent in its duties owed to us, we would be materially adversely affected as it would be very difficult to, quickly, adequately, or otherwise, replace this service.

Our lack of long-term ethanol orders and commitments by our customers could lead to a rapid decline in our sales and profitability.

We cannot rely on long-term ethanol orders or commitments by our customers for protection from the negative financial effects of a decline in the demand for ethanol or a decline in the demand for our marketing services. The limited certainty of ethanol orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because of the relatively small number of customers for our ethanol, the magnitude of the ramifications of these risks is greater than if our sales were less concentrated. As a result of our lack of long-term ethanol orders and commitments, we may experience a rapid decline in our sales and profitability.

We lack an effective hedging program.

Due to the relative immaturity of our business operations, we have not enacted a hedging program in the corn or ethanol futures markets. We intend to implement a hedging program to the extent possible, but due to the limited market for sales of ethanol with a future delivery date, such a program may be impossible to implement.  The effectiveness of such hedging activities is dependent, among other things, upon the cost of corn and natural gas and our ability to sell sufficient products to utilize all of the corn and natural gas subject to the futures contracts.  There is no assurance that our hedging activities will reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices.  In addition, we may choose not to take hedging positions in the future, which may adversely affect our financial condition if corn and natural gas prices increase. Our hedging activities can also result in increased costs because price movements in corn and natural gas are highly volatile and are influenced by many factors that are beyond our control.

We compete with other established ethanol production companies who have greater experience and resources than we currently have.

We have several significant competitors in the ethanol production industry. These companies are presently producing ethanol in substantial volume, have greater financial resources and have more experienced personnel than we presently do. Those competitors who are presently producing ethanol have greater capital resources than we currently do. As a result, this is a significant obstacle that we will need to overcome. In addition, our lack of experience in our chosen industry relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

We may be liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities. Present and future environmental laws and regulations (and interpretations thereof) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition.

The hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial condition.

Operational difficulties at our production facilities could negatively impact our sales volumes and could cause us to incur substantial losses.

Our operations are subject to labor disruptions, unscheduled downtime and other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.

Moreover, our plant may not operate as planned or expected. Our plant is designed to operate at or above a certain production capacity. The operation of our plant is and will be, however, subject to various uncertainties. As a result, our plant may not produce ethanol and DDGS at the levels we expect. In the event our plant does not run at its expected capacity level, our business, results of operations and financial condition may be materially and adversely affected.

The slowing economy may decrease the consumer demand for animal protein and our DDGS.

The continued deterioration of the economy may decrease the demand for animal protein, which would decrease the demand for animal feedstock and thus would decrease the demand for our DDGS and negatively affect the price. Any decline in the price of DDGS or the DDGS market generally could have a material adverse effect on our business and financial condition.

We depend on a small number of customers for the majority of our sales. A reduction in business from any of these customers could cause a significant decline in our overall sales and profitability.

The majority of our sales are generated from a small number of customers. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

We are subject to financial reporting and other requirements, and we will become subject to additional financial reporting and other requirements, in each case for which our accounting, internal audit and other management systems and resources may not be adequately prepared. We have experienced material weaknesses in our internal controls.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of Sarbanes-Oxley Act of 2002 (“SOX”). Section 404 of SOX requires annual management assessment of the effectiveness of a company’s internal controls over financial reporting and a report by its independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. If we are unable to meet these demands in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to us could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, results of operations and financial condition.

In connection with the report of our financial statements for the quarter ended September 30, 2007, we identified several significant deficiencies that in the aggregate amounted to a material weakness in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. We believe that we have remediated this weakness, but we cannot assure you that we will have no future deficiencies or weaknesses in our internal controls over financial reporting.

In connection with the report of our financial statement for the quarter ended September 30, 2008, we identified several material weaknesses and significant deficiencies in our internal controls over financial reporting. Management is currently developing a plan to remediate these weaknesses and deficiencies, but we cannot assure you that we will adequately remediate these weaknesses and deficiencies or that we will have no future deficiencies or weaknesses in our internal controls over financial reporting.

Any failure to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations and subsequently impair our ability to raise money or operate the business.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of SOX, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.

While we have expended resources in identifying financial reporting risks, and controls that address them as required by Section 404 of SOX, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our operations and results.

We are dependent upon our officers for implementation of our business strategy and execution of our business plan. The loss of any of these officers could have a material adverse effect upon our results of operations and our financial position. We do not have employment agreements with our officers or other key personnel. In addition, we do not maintain “key person” life insurance for any of our respective officers. The loss of any of these officers could delay or prevent the achievement of our business objectives.

Competition for qualified personnel in the ethanol industry is intense and we may not be able to hire and retain qualified personnel to operate our ethanol plants.

Our success depends, in part, on our ability to attract and retain competent personnel. Qualified managers, engineers, operations and other personnel must be hired, which can be challenging in a rural community. Competition for both managers and plant employees in the ethanol industry is intense, and we may not be able to attract and retain qualified personnel. If we are unable to hire and retain productive and competent personnel, our strategy may be adversely affected, the amount of ethanol we produce may decrease and we may not be able to efficiently operate our ethanol plant and execute our business strategy.

Risk Factors Related to Our Units

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

Holders of our Units may suffer significant dilution in the future .

We may not have sufficient capital available to allow us to operate our business as a going concern. As a result, it is possible that we may elect to raise additional equity capital by selling additional units or other securities in the future to raise the funds necessary to allow us to implement our business plan. We may also conduct a capital call in the future that may result in current members being diluted. If we do any of the foregoing, investors may suffer significant dilution.

We do not anticipate payment of dividends, and investors will be wholly dependent upon the value of their units to realize economic benefit from their investment.

As holders of our units, you will only be entitled to receive those dividends that are declared by our board of managers out of retained earnings. We do not expect to have retained earnings available for declaration of dividends in the foreseeable future. There is no assurance that such retained earnings will ever materialize to permit payment of dividends to you. Our board of managers will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

The value of our units may fluctuate significantly in the future.

The value of our units may fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	the volume and timing of the receipt of orders for ethanol from major customers;

•	competitive pricing pressures;

•	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;

•	our inability to obtain construction, acquisition, capital equipment and/or working capital financing;

•	the introduction and announcement of one or more new alternatives to ethanol by our competitors;

•	changing conditions in the ethanol and fuel markets;

•	changes in market valuations of similar companies;

•	regulatory developments;

•	future sales of our units or other securities; and

•	various other risks as articulated in our risk factors.

We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission.

Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission. Delays may cause us to have additional difficulty in raising capital or growing our business. Such reports may also distract management from focusing on growing the operation and the business.

We cannot predict whether we will successfully effectuate our current business plan. Each investor is encouraged to carefully analyze the risks and merits of an investment in our units and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 24, 2008, the Company terminated Gregory E. Thomas as the General Manager and Principal Executive Officer of the Company. On November 24, 2008, the Company hired Dennis M. Alt as the Chief Restructuring Officer (which serves as the Principal Executive Officer of the Company) and General Manager of the Company. Prior to Mr. Alt joining the Company, he had been employed as Counsel with Bryan Cave, LLP in Kansas City, Missouri since 2004. Mr. Alt served as the Vice President for Strategic Projects for Farmland Industries, Inc. in Kansas City, Missouri from 2000 through 2003. There is no employment agreement between Mr. Alt and the Company. Mr. Alt will receive an annual salary of $185,000 plus amounts above his normal contribution for benefits with Bryan Cave LLP. During Mr. Alt’s employment at Bryan Cave LLP, the Company retained Bryan Cave LLP for legal services. The Company has paid Bryan Cave LLP the following amounts for legal services: $170,032 in 2006, $106,499 in 2007, and $155,591 in 2008.

The Company has been notified by the State of Missouri that its application to participate in the Big Missouri Linked Deposit Program was rejected. The State of Missouri instituted the Big Missouri Linked Deposit Program to encourage development of certain industries, including ethanol plants. Under the program, the State of Missouri would have made deposits in local banks at reduced interest rates in return for those deposits being loaned to targeted businesses at below market rates. The Company applied for this program in 2006 and was officially rejected in September of 2008.

On September 10, 2008, an employee error caused a malfunction at the Company’s ethanol plant resulting in the loss of product and a continuing diminution in total plant production. As a result of this error, the Company’s ethanol plant did not operate at full capacity on eight (8) days. The Company believes that the third quarter financial results will reflect a one-time loss relating to the accident. As of the date of this filing the ethanol plant is operating near full capacity. Nonetheless, due to adverse economic conditions in the ethanol market the Company believes it would be operating at less than full capacity anyway and does not believe that the loss in production capability will have a material effect on the Company’s profit and loss going-forward. The Company anticipates making repairs in the fourth quarter of 2008 to bring the plant back up to its full production capabilities of 55 million gallons per year.

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

Date: December 5, 2008

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