Form 10-K
period 2008-12-31
Show Me Ethanol, LLC
filed 2009-03-31
CIK 1397872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission file number: 0-52614

Show Me Ethanol, LLC

(Exact name of registrant as specified in its charter)

Missouri	20-4594551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 9, 26530 E. Highway 24, Carrollton, Missouri	64633
Address of Principal Executive Offices)	(Zip Code)

(660) 542-6493

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Membership Units

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

No market exists for the Membership Interests of the registrant, and, therefore, no aggregate market value can be determined.

Documents Incorporated by Reference:  None

PART I

ITEM 1. BUSINESS.

Show Me Ethanol, LLC is a Missouri limited liability company organized in January 2006. As a limited liability company, we are governed by Missouri law, our Articles of Organization and our Operating Agreement. Unless the context requires otherwise, references to “the Company,” “we,” “us” and “our” refer to Show Me Ethanol, LLC.

We currently process corn into fuel grade ethanol and distillers grains for sale. Our plant has an approximate production capacity of 55 million gallons per year (mgpy) and is located in Carroll County, Missouri (the “Ethanol Plant”). We began construction of the Ethanol Plant in June 2007 and began operations in May 2008. The total cost of constructing our Ethanol Plant was approximately $81 million. We currently employ thirty-four at-will employees, all working full time.

Our principal executive office is located at 26530 E. Highway 24 Carrollton, Missouri 64633 and our telephone number is 660-542-6493.

The Manufacturing Process The Ethanol Plant produces ethanol and distillers grains (“DGs”) by processing corn. The corn is 100% sourced from Ray-Carroll County Growers, Inc. (“Ray-Carroll”), the owner of all our Class B Membership Units. The corn is conveyed to a scalper to remove rocks and debris. Thereafter, the corn is transported to a grinder where it is ground into a fine powder, or “meal,” and conveyed into a tank for processing. The meal is then mixed with water, heat and enzymes to break the ground corn into a fine liquid or “mash.” Ammonia is added for pH control and as a nutrient to the yeast. The mash is processed through a high temperature cook step, which reduces bacteria levels prior to fermentation. The mash is cooled and transferred to the fermenters where yeast is added and the conversion of sugar to ethanol and carbon dioxide begins.

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

The stillage is separated into a coarse grain fraction and a soluble fraction by centrifugation. The soluble fraction is concentrated to about 30% solids by evaporation. This intermediate is called condensed distillers solubles or syrup. The coarse grain and syrup fractions are then mixed to produce wet distillers’ grains (“WDGs”) which can either be sold or dried to produce dry distillers grains (“DDGs”), a high protein animal feed product. Modified wet distillers’ grains (“MWDGs”) at about 40% moisture can be produced by partial drying of the WDGs. Two dryers operating in series are used to produce DDGs. In the production of DDGs, the syrup is blended with the dry grains leaving the first dryer. This blended feed is then introduced into the second dryer for final drying to DDGs. In the production of MWDGs, all or a portion of the blended feed is diverted to the wet cake pad prior to entering the second dryer.

Corn Procurement Ethanol production requires significant amounts of corn. We have a corn supply agreement with Ray-Carroll that has a 20-year initial term (from the date of first delivery of corn). This corn supply agreement covers our needs for up to 65 million gallons of ethanol production annually. This agreement will allow us to utilize Ray-Carroll’s buying power, facilities and expertise for sourcing and pricing feedstock corn. However, nothing assures that this relationship will result in the lowest cost supply of corn. The agreement requires Ray-Carroll to be commercially reasonable in its pricing of corn to us. The agreement utilizes pass-through pricing plus a mark-up that results in Ray-Carroll achieving a specific mark-up for its handling and services. The base mark-up is $0.116 per bushel and increases 3% per year as of each anniversary date of the contract. The contract was entered into as of March 1, 2006, therefore the mark-up will increase as of March 1 of each year thereafter. As of March 1, 2009, the mark-up was $0.1268 per bushel.

Corn represents approximately 61% of the cost of revenue for ethanol production.

Ethanol and Grains Markets

Ethanol. The Company has entered into a marketing agreement with Eco-Energy, Inc. for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company. The agreement extends for a period of five years from the time the Company originally ships ethanol, which occurred on June 5, 2008. The Company pays Eco-Energy, Inc. 1% per net gallon for each gallon of ethanol sold. Title to ethanol transfers upon loading at the plant site but the Company will be responsible for the cost of transportation of the ethanol. Most of the Company’s ethanol is transported by truck and stays in the Midwest.

Distillers’ grains. We entered into a long-term agreement with Ray-Carroll for the marketing of DDGS. The DDGS are sold to Ray-Carroll who then sells them to livestock enterprises primarily located in the Midwest. The majority of DDGs are trucked in state.

Ray-Carroll is both the provider of all of the Company’s grain supply for its ethanol operations as well as the Company’s sole distributor of the Company’s of distillers’ grains. In these capacities, Ray-Carroll is both a debtor and a creditor of the Company. As such, Ray-Carroll is in a position to offset amounts owed on corn contracts by retaining payments received on distillers’ grains.

Carbon Dioxide. Another co-product of the ethanol production process is carbon dioxide (CO2), which is given off in great quantities during fermentation. Carbon dioxide could be collected, cleaned of residual alcohol, compressed and sold for use in a variety of applications. We do not currently, nor do we have plans to collect and sell carbon dioxide.

Transportation and Delivery

The site of the Ethanol Plant and its proximity to Ray-Carroll facilities allow us to receive corn by truck and rail and also allow us to load ethanol and DGs onto trucks and rail cars. The Ethanol Plant site is located adjacent to the BNSF Railroad Class I mainline which services the Western United States. In terms of freight rates, rail is considerably more cost effective than truck and, therefore, we ship by rail for distances over 300 miles or when rail proves cost effective. Approximately 93% of our ethanol is shipped to local markets by truck.

Utilities

The production of ethanol is a very energy intensive process that uses significant amounts of electricity and natural gas. Water supply and quality are also important considerations.

Natural Gas. The Ethanol Plant requires a significant and uninterruptible supply of natural gas for its operations. To access sufficient supplies of natural gas to operate the Ethanol Plant we built a pipeline to connect the plant to a public utility natural gas provider. Historically, natural gas prices have fluctuated dramatically; further fluctuation could significantly affect the profitability of our operations. We have contracted with US Energy Services to negotiate natural gas prices and deliveries.

Electricity. The Ethanol Plant requires a continuous supply of electrical energy. We entered into an agreement with KCPL regarding the specific type and nature of service to be utilized before we begin construction of the Ethanol Plant. Approximately .57 Kw of electrical power is required to produce each gallon of denatured ethanol.

Water. Our Ethanol Plant requires approximately 5 gallons of water for each gallon of ethanol produced. At a production rate of 55 million gallons per year of ethanol, we will require approximately 550 gallons of water per minute, 24 hours per day, 365 days per year. We source our water supply from the wells drilled at the plant site.

Much of the water used in the Ethanol Plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. The only wastewater effluent streams from the facility are boiler and cooling tower blow-down. Water must be purged from these operations to manage the accumulated minerals due to evaporation.

Regulatory Permits

Before we were able to begin construction of the Ethanol Plant, we were required to obtain various environmental, construction and operating permits. The inability to obtain any necessary permit or to comply with the various environmental or other governmental regulations may have a material effect on our business. Some of the permits needed to operate the Ethanol Plant are held jointly by the Company and Ray-Carroll, including certain emission permits. At this time, because the Ethanol Plant and the facilities of Ray-Carroll are interconnected, management believes that the Company cannot hold a permit solely in the Company’s name. Management believes the annual costs of maintaining all permits will be approximately $20,000. The following is a list of the required federal, state, and local permits we were required to obtain in connection with the construction and operation of the Ethanol Plant:

•	Prevention of Significant Deterioration and Construction Permits;
•	Applicable Federal New Source Performance Standard;
•	Applicable National Emission Standards for Hazardous Air Pollutants;
•	Title V Operating Permit of the Clan Air Act Amendments of 1990;
•	Risk Management Plan;
•	National Pollutant Discharge Elimination System Permits;
•	Alcohol Fuel Permit;
•	Comprehensive Environmental Response Compensation and Liability Act and Community Right to Know Act (CERCLA/EPCRA);
•	Water Quality Permits;
•	Air Quality Permits;
•	Storage Tank Permits;
•	State Liquor License;
•	Water Appropriation Permits;
•	Highway Access Permit; and
•	Boiler License.

Federal and State Regulations

The Company is subject to several programs intended to improve environmental conditions, including the Clean Air Act of 1990 and its amendments, The Reformulated Gasoline Program and EPA regulations dealing with the oxygenates used in gasoline formulation and the Renewable Fuel Standard among others. In addition Missouri has established regulations concerning the use of ethanol in gasoline sold in the state. While the Company’s management and Directors closely monitor all these developments the overall impact on our Company cannot be precisely determined.

Intellectual Property

Operation of the Ethanol Plant requires the use of machines and/or processes that depend upon the intellectual property of third parties. ICM holds the patents to several machines and/or processes in our Ethanol Plant. To maintain operations, we continue to use ICM’s patents. At this time we do not have a license agreement or contractual right to use this intellectual property other than what is implied in our construction contract. The Company does not anticipate ownership of any patents or other such intellectual property other than the tradename for our business name.

The Company does not conduct any Research & Development and does not anticipate doing any in the future.

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

Risk Factors Related to The Industry

Overcapacity in the industry may result in a decrease in the price of ethanol and dried distiller’s grains with solubles.

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

The current weakened global economy has placed added downward pressures on the price of oil due to a lessened demand therefore. The decreased demand and price of oil may continue to result in a substantial decrease in the demand for, or price of, ethanol, which would significantly and adversely affect our sales and profitability.

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

In an April 2007 decision, the United States Supreme Court ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The lawsuit sought to require the Environmental Protection Agency (the “EPA”) to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide. While there are currently no regulations applicable to us concerning our carbon dioxide emissions, if the EPA or the State of Missouri elects to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other steps to comply with these potential regulations.  In March of 2009 the EPA proposed rules requiring mandatory reporting of greenhouse gas emissions by certain companies. At this time it is not certain whether the Company would be regulated by such proposed rule or by any resulting final rule but such reporting requirements and any related regulation effort by the EPA may negatively affect the Company in the future.

Additionally, some of the Company’s emission permits are held jointly with Ray-Carroll. The Company believes that until such time as the Company’s facility is no longer integrated with Ray-Carroll’s, the Company cannot seek separate permits. There is a risk that application for regulatory permits in the future may subject the Company to newer, stricter and costlier environmental standards than the Company must currently comply. If the Company seeks new permits there is a risk that the Ethanol Plant will not be “grandfathered” out of new compliance regulations, increasing the cost of compliance.

Compliance with any future regulation of carbon dioxide emissions could be costly and may prevent us from operating our ethanol plant profitably which could decrease or eliminate the value of our business and our units.

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

The terms of our existing debt financing agreements contain, and any future debt financing agreement we enter into may contain, financial, maintenance, organizational, operational and other restrictive covenants. If we are unable to comply with these covenants or service our debt, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business, results of operations and financial condition and thus, you could lose your entire investment. Our debt arrangements also include subordinated debt, which may contain even more restrictions and be on less favorable terms than our senior debt. If we issue subordinated debt, we may have to give the lender the right to take control of our business in the event of a default or other rights and benefits as the lender may require, which may impose onerous financial restrictions on our business. The foregoing risks and hindrances are further exacerbated by the current global economic debt market conditions and may significantly impede or completely eliminate our access to capital markets.

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

We are dependent on Ray-Carroll County Grain Growers Inc. for various services including our grain sourcing.

We depend on Ray-Carroll, the holder of our Class B Units, for our grain feedstock sourcing. If Ray-Carroll defaults on its agreement to timely provide us grain feedstock sourcing in sufficient quantities for our operation, we would be materially adversely affected as it would be very difficult to replace this feedstock source. Ray-Carroll is both the provider of all of the Company’s grain supply for its ethanol operations as well as the Company’s sole distributor of the Company’s of distillers’ grains. In these capacities, Ray-Carroll is both a debtor and a creditor of the Company. As such, Ray-Carroll is in a position to offset amounts owed on corn contracts by retaining payments received on distillers’ grains. Such offsets may negatively affect the cash position of the Company and may ultimately starve the Company of the capital necessary to operate.

We are dependent on Eco-Energy for all Distribution of Our Ethanol.

We depend on Eco-Energy, Inc. for distribution and sales of all of our Ethanol. If Eco-Energy defaults on its agreement, fails to perform adequately, or is otherwise negligent in its duties owed to us, we would be materially adversely affected as it would be very difficult to, quickly, adequately, or otherwise, replace this service.

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

We have several significant competitors in the ethanol production industry. These companies are presently producing ethanol in substantial volume, have greater financial resources and have more experienced personnel than we presently do. Most competitors who are presently producing ethanol have greater capital resources than we currently do. As a result, this is a significant obstacle that we will need to overcome. In addition, our lack of experience in our chosen industry relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

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

In connection with the report of our financial statements for the year ended December 31, 2008, we identified several material weaknesses and significant deficiencies in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Any failure to remediate any material weaknesses or significant deficiency that we have identify or may identify in the future, or to implement new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations and subsequently impair our ability to raise money or operate the business.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of SOX, the Securities and Exchange Commission adopted rules requiring certain public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K beginning with the annual reporting period ending December 31, 2009.

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

Holders of our Units may suffer significant dilution in the future.

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

As holders of our units, investors will only be entitled to receive those dividends that are declared by our board of managers out of retained earnings. We do not expect to have retained earnings available for declaration of dividends in the foreseeable future. There is no assurance that such retained earnings will ever materialize to permit payment of dividends to investors. Our board of managers will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company owns and operates a facility located at 26530 E. Highway 24, Carrollton, Missouri 64633 that processes corn into fuel grade ethanol and distillers grains. The Ethanol Plant is the primary asset of the business and has an approximate production capacity of 55 million gallons per year (mgpy).

The Board chose the location of the Ethanol Plant based on the proximity to Ray-Carroll’s grain facilities, including its access to highway and rail transportation. Access to natural gas, water, proximity and cost of raw material supplies, proximity to livestock, proximity to product markets and amenability to construction were also significant influences on site selection. The Ethanol Plant consists principally of the following areas: Grain Receiving, Storage, Handling and Milling; Mash Cooking; Fermentation; Distillation and Dehydration; Liquids and Solids Separation; Evaporation; Drying; and Product Storage and Transportation. No carbon dioxide recovery system is included.

The Ethanol Plant uses a dry milling process to produce fuel-grade ethanol as its main product and distillers’ grains and carbon dioxide as co-products. In addition to the 55 mgpy the Ethanol Plant is designed to produce, the plant can also produce approximately 176 thousand tons of DGs per year. As of March 4, 2009 the Ethanol Plant is operating at 90% efficiency and so the potential ethanol output and DG output on an annualized basis is 50 million gallons and 158 tons of DGs.

Site Control

In exchange for Class B Units, the Ethanol Plant site was transferred to the Company by Ray-Carroll together with a permanent easement for our use in connection with the operation of the Ethanol Plant of a privately built and maintained road belonging to Ray-Carroll. The site consists of approximately 20 acres. As part of the easement the Ethanol Plant will be responsible for 50% of the road’s maintenance and upkeep.

Rail Access

Ray-Carroll has provided an easement to use its track and an agreement to allow the Company to utilize its locomotives for the purpose of transporting DDGs and ethanol from the Ethanol Plant. The value of these agreements was set at $1.6 million and was exchanged for Class B Units. We are obligated for 50% of the upkeep of the Ray-Carroll track and locomotive on an ongoing basis.

Financing and Applicable Liens

Term Loan. On March 7, 2007, the Company entered into a $48,000,000 construction loan (the “Term Loan”) pursuant to a Construction and Term Loan Agreement (the “Term Loan Agreement”) with FCS Financial, PCA serving as the administrative agent for the transaction. The participating banks in the Term Loan include FCS Financial, PCA, AgriBank, FCB, Southwest Bank, CoBank, ACB, 1st Farm Credit Services, FLCA, Bank Midwest, N.A. and Progressive FCS (collectively, the “Banks”). The Term Loan was converted to permanent financing on October 7, 2008 having a maturity date that is 10 years from the conversion date. The Term Loan offers several alternatives concerning fixed or variable rates, the underlying index, proportion of fixed versus variable balances, conversion from variable to fixed and prepayment requirements. The Term Loan is secured by a first priority security interest in our real and personal property, including our interest in the Ethanol Project. Under the terms of the Term Loan Agreement, 50% of our Excess Cash Flow, as defined in the Term Loan Agreement, is to be applied on an annual basis to prepay the Term Loan until such time as $15,000,000 of our Excess Cash Flow has been used to prepay the Term Loan. The Term Loan was amended on June 2, 2008 by the Company and the Senior Lender, as administrative agent and the other lenders thereto, to permit the issuance of debentures by the Company (described below). The Term Loan was further amended in a Second Amendment to the Construction and Term Loan Agreement on December 30, 2008 by the Company and the Senior Lender, as administrative agent and the other lenders thereto (the “Second Term Loan Amendment”), in order to establish a forebearance period for covenant violations until February 2, 2009 in order to allow the Company to pursue its voluntary capital fundraising from existing members. A copy of the Second Term Loan Amendment is attached hereto as Exhibit 10.4 and incorporated herein by reference.

The Company has determined that as of December 31, 2008, pursuant to its Term Loan compliance calculations and the preparation of its annual financial statements, it was not in compliance with two (2) affirmative covenants in its Term Loan. The breached covenants required an equity to total assets ratio in excess of 35% and for total equity to be greater than $28 million. As of December 31, 2008 the Company believes the equity (including the subordinated notes) to total assets ratio to be 21% or the total equity to be $17,572,000. Such covenant breaches could be declared an event of default under the Term Loan. Upon notice of an event of default by the administrative agent, the Company will have thirty (30) days to cure the breach.

Revolving Loan. On November 6, 2007, the Company as borrower entered into a revolving credit agreement with FCS Financial, PCA (“FCS”) as lender for a total borrowing up to $5 million (the “Revolving Credit Agreement”). The purposes of the Revolving Credit Agreement are to (i) fund proper corporate business purposes of the Company, (ii) fund the Company’s maintenance capital expenditures and (iii) to finance letters of credit. Borrowings under the Revolving Credit Agreement are subject to availability under a borrowing base calculation based on accounts receivable, inventory and accounts payable; however, up to $2 million may be requested without the requirement of a borrowing base. Each borrowing, at the option of the Company, can be either a revolving base rate loan or a revolving LIBOR rate loan (in either case, a “Revolving Loan”). The Company may select interest periods of one, two, three or six months for LIBOR loans. The Revolving Loan is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company, secured equally and ratably with the Term Loan on the same lien priority basis. The Revolving Loan was amended on June 2, 2008 by the Company and FCS to permit the issuance of debentures by Company (described below) and to increase the amount available to the Company from $5 million to $8 million (the “First Revolving Loan Amendment”). The First Revolving Loan Amendment also shortened the maturity date of the Revolving Loan to be due in full on June 2, 2009. The Revolving Loan was further amended in a Second Amendment to the Revolving Loan Agreement on December 12, 2008 by the Company and FCS (the “Second Revolving Loan Amendment”) in order to access the full commitment amount of the loan during the covenant forebearance. In exchange, the Second Revolving Loan Amendment reduces the amount that can be drawn under the Revolving Loan to a maximum of $5 million, subject to a borrowing base. A copy of the Second Revolving Loan Amendment is attached hereto as Exhibit 10.10 and incorporated herein by reference.

As of December 31, 2008 the Company had borrowed a total of $2,772,245 of the $5 million possible under the Revolving Credit Agreement.

The 2010 Notes. On June 5, 2008, the Company entered into a purchase agreement whereby approximately 40 accredited investors named therein purchased approximately $3.6 million worth of 9% subordinated secured notes (the “Notes”) issued by the Company. The Notes bear interest at 9% per annum computed on the basis of a 360-day year for the actual number of days elapsed and will mature on June 4, 2010 (the “Maturity Date”). Interest will be payable annually, with the first installment being payable on June 5, 2009, and thereafter on the Maturity Date, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, will be immediately due and payable in full. The Notes are secured pursuant to a loan and security agreement among the Company as debtor, the State Bank of Slater as agent and the holders from time to time as a party thereto as lenders dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Notes. The Notes are also secured by a leasehold deed of trust, assignment of rents and security agreement, among the Company as grantor, Thomas Kreamer as trustee and the Bank of Slater as grantee dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Notes. The Company also agreed that debt created by the issuance of the Notes is subordinate to loans provided primarily by FCS.

Chapter 100 Bonds. In September 2006, the Company entered into an Economic Development Agreement with the County of Carroll, Missouri to implement a tax abatement plan under Missouri law. The plan provides for 100% abatement of real property taxes for approximately twenty years. On April 29, 2008, the County issued bonds under Chapter 100 of the Missouri Revised Statutes in a maximum amount of $88,500,000 (the “Chapter 100 Bonds”). Legal title of our real and personal property was transferred to the County and the County then leased the property back to us. The bonds were issued to the Company so no cash was exchanged. The lease payments are equal to the amount of the debt service payments on these bonds. The Banks, and agents under the Term Loan Agreement received an assignment of the Chapter 100 Bonds and retained their first priority position against the real property over the Chapter 100 Bonds. We have an option to purchase the real property by paying off these bonds, paying the trustee fees, plus $1,000. In return for the abatement of property taxes by the County, we have agreed to pay the County $10,000 on each anniversary date of the Chapter 100 Bonds issuance until the bonds are no longer outstanding. In addition and commencing in 2009, we have agreed to make annual grant payments in lieu of property taxes in the amount of $90,000 for the period during which the bonds are outstanding.

Insurance Coverage

The Company has instituted an insurance program which includes Directors and Officers, workers compensation, property, liability, criminal acts, automobile and umbrella coverages.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Commencing on December 30, 2008 and continuing during January, 2009 the Company solicited the consent of its members to two proposals through distribution of an Information Statement on Form 14C. The first proposal would have permitted the Board of Managers to conduct a mandatory capital call. The second proposal would have permitted the Board of Managers to conduct a voluntary capital call. Under both proposals the Company would not issue additional membership units but would instead accept contributions to existing members’ capital accounts with the Company. Consents were accepted until the close of business on January 19 and the results of the vote were known on January 21. For passage, each proposal required the approval of members who in the aggregate had contributed over 81% of all capital contributions to the Company. Under the Company’s Operating Agreement, non-votes were counted as votes against the proposals. The mandatory capital call proposal (proposal 1) did not pass, receiving the support from members representing only 69% of all capital contributions. The voluntary capital call proposal (proposal 2) did pass, receiving the support from members representing 87% of all capital contributions. On January 23, 2009 the Company’s Board of Managers passed a resolution approving the voluntary capital call and subsequently such voluntary capital call was launched. The results of the voluntary capital call are not known at this time.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The membership units of the Company are not traded on any exchange and are subject to substantial transfer restrictions pursuant to the Company’s Operating Agreement.

Holders

The Company has 555 holders of record of our Class A Membership Units. Of the 555 holders of record, 553 are either members or substitute members. The holders of record who are not either a member or substitute member enjoys the status of “Permitted Transferee” under the Company’s Operating Agreement. There is 1 holder of record each for the Company’s Class B and Class C Membership Units.

Dividends

The Company has not paid a dividend to date and does not believe it will pay any dividend in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plan.

Performance Graph

The Company is not required to report under this heading as it is a smaller reporting company.

ITEM 6. SELECTED FINANCIAL DATA.

The Company is not required to report under this item as it is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company did not have sales in 2007, so no year-on-year comparison is available of financial results. The following table shows results of our operations for the year ended December 31, 2008:

	Year Ended December 31, 2008	Percent of Total Sales*
Sales	$62,432,441	94.3%
Ethanol Producer Credit	$3,784,979	5.7%
Total Sales	$66,217,419	100%

Cost of Sales	81,897,819	123.6%
General and Administrative Expenses	1,645,584	2.5%
Interest Expense	1,710,596	2.6%
Interest and other income	54,226	0.1%
	—	—
Net Loss	$18,982,354	28.7%
* Figures rounded to the nearest one-tenth percent.

Sales

Our sales are divided into two categories: sales of fuel ethanol and sales of distillers grains. For the year ended December 31, 2008, we received approximately 78% of our sales from the sale of fuel ethanol and approximately 16% of our sales from the sale of distillers grains. We expect the sale price of our fuel ethanol to increase from current levels based on information from our marketer and other factors, including the decrease in the price of gasoline and petroleum.

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

Cost of Sales

Our cost of sales as a percentage of total sales was 123.6% for the year ended December 31, 2008. Costs of sales for the year ended December 31, 2008 was unusually large due to the $14,843,403 unrealized loss recorded on future corn contracts held at that time. Our average cost paid for corn per bushel was $5.59 for this period.After corn, the largest cost of production is natural gas. The cost of natural gas is based on a market rate established by a public utility and is affected by factors largely out of our control. We do not have any views as to the projected cost of natural gas. Please see the analysis below under “Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold”.

General and Administrative Expenses

Our general and administrative expenses as a percentage of total sales was 2.5% for the year ended December 31, 2008.

Interest Expense

Interest expense as a percentage of total sales was 2.6% for the year ended December 31, 2008. On October 7, 2008 our construction loan, which we refer to below as the “Term Loan,” was converted to a variable rate loan based on the prime rate. As of December 31, 2008 the rate applied to outstanding balances was 4.0%.

Additional Operational Data

For the period from May 22, 2008 (the startup date) to December 31, 2008, our operating statistics are as follows:

Ethanol sold (gallons)	23,944,148

Dried distillers grains sold (tons)	64,247

Modified distillers grains sold (tons)	20,481

Ethanol average price per gallon	$2.17

Dried distillers grain average price per ton	$146.84

Modified distillers grain average price per ton	$60.07

Average corn cost per bushel	$5.59

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

The Company has a grain supply agreement with Ray-Carroll County Grain Growers, Inc. Under the agreement, the Company agrees to purchase all corn needed to operate the Ethanol Plant, up to twenty-two million bushels of corn per year. The agreement utilizes pass-through pricing plus a mark-up that results in Ray-Carroll achieving a specific mark-up for its handling and services. The base mark-up is $0.116 per bushel and increases 3% per year as of each anniversary date of the contract. The contract was entered into as of March 1, 2006, therefore the mark-up will increase as of March 1 of each year thereafter. At December 31, 2008 the rate was $0.1231. As of March 1, 2009, the mark-up was $0.126756332 per bushel. Corn costs included in cost of sales related to the agreement for the year ended December 31, 2008 were approximately $52,042,000. As of December 31, 2008, the Company has entered into forward purchase contracts under this agreement with Ray-Carroll County Grain Growers totaling 4.9 million bushels for delivery through May, 2009 at prices ranging from $5.80 to $7.20 per bushel. These contracts were written down to the lower of cost or market which resulted in recording an unrealized loss on future contracts of $14,135,849 at December 31, 2008. Subsequent to year end an additional unrealized loss totaling approximately $2,348,000 has been recorded through February, 2009. As of December 31, 2008 the Company had rolled September and October corn forward purchase contracts totaling 550,000 bushels to May, 2009 at a cost of $0.41 per bushel. The Company’s remaining 2009 corn forward purchase contracts are being extended at a cost of $0.065 per bushel for each month the contracts are extended. These carrying costs are included in the unrealized loss recorded. All of the Company’s forward purchase contracts are considered to be in the normal course of business and are intended to be settled in product.

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

Liquidity and Capital Resources

As of December 31, 2008, we had total assets of $84,343,233. As of December 31, 2008 the Company had $608,143 in cash, a decrease from $4,652,087 as of December 31, 2007. The Company had $537,141 in prepaid expenses at the end of 2008, an increase from $74,663 at the end of 2007. Inventory increased to $4,101,379 from $0, due to the completion of construction and commencement of primary operations at the Ethanol Plant in 2008. Net property, plant and equipment increased to $76,175,051 from $57,418,703.

We had current liabilities of $66,649,370 resulting from classifying all of our Term Loan as current and our accounts payable and estimated payments on long-term debt. Total members’ equity as of December 31, 2008, was $13,982,399. As of the date of this filing, the Company is conducting a voluntary capital fundraising among current members and substitute members. The Company seeks to raise approximately $6,000,000 in equity, a majority of which would be in the form of cash. As of December 31, 2008, the Company has entered into forward purchase contracts under this agreement with Ray-Carroll County Grain Growers totaling 4.9 million bushels for delivery through May, 2009 at prices ranging from $5.80 to $7.20 per bushel. There are no capital expenditures anticipated in 2009 other than routine plant replacements.

As a result of the depressed ethanol market and losses on corn forward purchase contracts, at December 31, 2008 the Company failed to meet certain debt covenant requirements as described in Note 15 to the financial statement footnotes. As a result, the Banks may demand payment of the entire loan balance so the entire balance has been reclassified as a current liability in these financial statements. Due to the Banks’ ability to demand payment and the Company’s negative working capital it is possible the Company could be forced to discontinue operating. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Although the Company is currently in the process of raising additional capital from a variety of sources, the final amount cannot be determined until the capital call is completed. However, the Company believes it will be able to increase capital soon enough to avoid being declared in default and forecasts sufficient future cash flows to insure compliance with all the debt covenants and working capital requirements to fund settlement of unrealized losses on corn forward purchase contracts. Any requirement to realize assets in other than the ordinary course of business in order to provide liquidity could result in losses not reflected in the financial statements.

Investors should also read the description in Item 2 of the Term Loan, Revolving Loan, Revolving Loan Amendment, the Notes and the Chapter 100 Bonds.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as described in Item 303(a) of Regulation S-K, promulgated by the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to report under this item as it is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements as of and for the fiscal year ended December 31, 2008 have been examined to the extent indicated in their report by an independent registered public accounting firm, and have been prepared in accordance with GAAP and pursuant to Regulation S-X as promulgated by the SEC. The aforementioned financial statements are included herein starting with page  F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As previously reported on April 1, 2008 in a Current Report on Form 8-K, the Company dismissed Eide Bailly LLP on March 26, 2008, as the Company’s independent registered public accounting firm. Eide Bailly LLP had previously been engaged as the principal accountant to audit the Company’s financial statements.

The Company engaged BKD, LLP as its new independent auditors, effective as of March 26, 2008, to audit the Company’s financial statements for the year ended December 31, 2008 and to perform procedures related to the financial statements included in the Current Reports on Form 8-K and Quarterly Reports on Form 10-Q.

The decision to dismiss Eide Bailly LLP and engage BKD, LLP was recommended by the Company’s Audit Committee and approved by the Company’s Board of Members on March 26, 2008.

The reports of Eide Bailly LLP on the Company’s financial statements for the period from January 24, 2006 (Inception) to December 31, 2006 and the year ended December 31, 2007 did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period through March 26, 2008, the date of dismissal, there were no disagreements with Eide Bailly LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Eide Bailly LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. There were no “reportable events” during the Company’s two most recent fiscal years and the subsequent interim period through March 26, 2008, the date of dismissal.

The Registrant has made the contents of this Current Report on Form 8-K available to Eide Bailly LLP and requested it to furnish a letter to the SEC as to whether Eide Bailly LLP agrees or disagrees with, or wishes to clarify the Registrant’s expression of its views.

Other than in connection with the engagement of BKD, LLP by the Company, during the Company’s most recent fiscal year and the subsequent interim period prior to March 26, 2008, the Company did not consult BKD, LLP regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement or a “reportable event.”

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosures Controls and Procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were not effective as of December 31, 2008, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management has identified material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting regarding proper (1) inventory accounting and (2) preparation of financial statements. Management also identified significant deficiencies relating to (1) the Company’s use of information technology, (2) adjustments to accounts receivable and (3) lack of segregating accounting duties by the Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

Management has identified material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting regarding proper (1) inventory accounting and (2) preparation of financial statements. Management also identified significant deficiencies relating to (1) the Company’s use of information technology, (2) adjustments to accounts receivable and (3) lack of segregating accounting duties by the Chief Financial Officer.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report to this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS , CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

Managers representing the B and C Units serve at the discretion of those unit holders. Class B unit holders are currently entitled to designate two managers. Currently, Mike Nordwald and Jim Edwards serve by designation by the Class B holders. Class C unit holders are currently entitled to designate one manager. The Class C unit holders designated Tom Kolb to serve as a Manager. The Managers designated by the Class B and Class C holders shall serve as a manager until their death, resignation, retirement, disability, removal from office by the respective class or their successor is designated by the respective class.

The table below lists our current Managers and executive officers as of the date of this Form 10-K. Brief biographies for each of the Managers and executive officers are also included below.

Name	Age	Position with the Company
David L. Durham	56	Chairman of the Board

John W. Letzig	55	Manager and Vice Chairman

Michael G. Nordwald	46	Manager and Secretary

Robert J. Korff	38	Manager and Treasurer

Ben Beetsma	31	Manager

James A. Edwards	53	Manager

Roger W. Ehrich	49	Manager

George Famuliner III	53	Manager

Thomas G. Kolb	53	Manager

Robert Quinn	47	Manager

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

Mr. Nordwald graduated with a B.S. in Agricultural Economics for the University of Missouri-Columbia in 1983 and later completed his certification as a Certified Financial Planner. Mr. Nordwald managed agricultural businesses for Cargill, Koch Industries and ConAgra Foods for 19 years prior to joining Ray Carroll more than six years ago. All of the past positions included responsibility for operations, trading and business development. He is responsible for identifying and working with resource providers and working with the Board of Managers and Management.

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

At December 31, 2008 the Company had no independent member of the Board.

The Company has a Audit Committee to provide oversight of its accounting and auditing functions. The Audit Committee is comprised of Mr. Robert Korff, Ben Beetsma and Tom Kolb.

While no Manager is entitled to compensation for their service or reimbursement of any general overhead expenses incurred as a result of their service as a manager, each Manager is entitled to receive reimbursement from us for all reasonable out-of-pocket expenses incurred on our behalf, including, but not limited to, expenses related to attending duly held meetings. In addition, Managers are entitled to receive $100 per diem for each meeting of the Managers and the Chairman and Vice Chairman are entitled to receive $150 per diem for each meeting of the Managers. If a Manager performs professional, legal, accounting, management or engineering services for us and such services have been based on arms-length negotiation or have been approved by a majority of the interests voting together as a single group based on each members then current capital contribution, such Manager is entitled receive compensation for such services.The following table sets forth a summary of the compensation we paid to our Managers in 2008.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

David L. Durham	1,511	-	1,511

John W. Letzig	1,266	-	1,266

Michael G. Nordwald	1,198	-	1,198

Robert J. Korff	893	-	893

Ben Beetsma	681	-	681

James A. Edwards	1,071	-	1,071

Roger W. Ehrich	1,187	-	1,187

Robert Quinn	1,242	-	1,242

Tom Kolb	1,824	-	1824

George Famuliner	677	-	677

Chief Principal Officer and General Manager

Dennis M. Alt, 53, began employment on November 24, 2008 as Chief Restructuring Officer and General Manager of the company. He holds B.S. in Agricultural Economics and a Juris Doctorate degrees from the University of Missouri at Columbia. He has had extensive experience in finance and business restructuring.

Chief Financial Officer

Michael R. Council, 66, joined the Company as Chief Financial Officer on December 3, 2007. Mr. Council graduated with a B.S. in Accounting from Metropolitan State College in Denver, Co. in 1973. He holds Certified Public Accountant certificates from Colorado and Missouri and was a senior audit partner in a public accounting firm for 25 years before becoming a Controller in another ethanol plant in 2004. He is a Past President of the Missouri State Board of Accountancy.

Section 16(a) Beneficial Ownership Reporting Compliance

To date, no director or officer has filed a Form 3.

Code of Ethics

The Code of Ethics covering the Principle Executive Officer and Chief Financial Officer as well as all other employees is being formulated. The Code of Ethics has not been created at this time due to the limited attention management can give to the matter at this time. The Company intends to implement a written Code of Ethics in fiscal 2009.

ITEM 11. EXECUTIVE COMPENSATION.

At the date of this report, executive compensation consisted solely of annual salaries as follows:

Principal Executive Officer: Dennis M. Alt $185,000
Chief Financial Officer: Michael R. Council $75,000

The Company does not have any form of stock awards, option awards, bonus awards, non-equity incentive plan compensation or non-qualified deferred compensation of any kind.

Directors are not entitled to compensation other than as described above in Item 9.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 16, 2009 with respect to the beneficial ownership of our Class A Units by:

•	each of our managers and named executive officers;
•	all of our named executive officers and managers as a group; and
•	each person we know to be the beneficial owner of 5% or more of the outstanding Class A Units.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power over securities. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of March 16, 2009, upon the exercise of options. However, please note that we currently have no options or warrants to purchase Class A Units outstanding. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all units of Class A Units shown as beneficially owned by the unit holder.

The mailing address of each person named in the table is P. O. Box 9, 26530 Highway 24 East, Carrollton, Missouri 64633.

Name	Number of Class A Units		Percent
Managers and Executive Officers:
David Durham	4	(1)	*
John Letzig	3		*
Michael Nordwald	6		*
Rob Korff	4		*
Ben Beetsma	2		*
Jim Edwards	6	(2)	*
Roger Ehrich	4	(1)	*
George Famuliner III	16		1.1%
Tom Kolb(3)	16		1.1%
Robert Quinn	6	(2)	*
Dennis Alt	0		-
Mike Council	0		-
All managers and executive officers as a group (12 persons)	67		4.6%

* Represents less than 1%

(1)	Includes two units held by spouse.
(2)	Includes three units held by spouse.
(3)	Held in the name of Kolb Brothers Biofuels, LLC.

Securities authorized for issuance under equity compensation plans

None.

Change in Control

We are not aware of any arrangement that could result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain costs related to the organization and operation of the Company during the start-up phase were initially paid by Ray-Carroll, the holder of all Class B membership units issued by the Company. The Company paid Ray-Carroll $335,067 of costs incurred on behalf of the Company from inception through December 31, 2007, of which $230,021 was paid from inception through December 31, 2006. That agreement ended September 30, 2007.

On April 30, 2007 the Company entered into an agreement of right of first purchase and right of first refusal with Ray-Carroll (the “buy-sell agreement”). Pursuant to the buy-sell agreement, the Company has granted a right of first purchase and a right of first refusal to purchase all or any part of the property comprising the ethanol plant. In exchange, Ray Carroll has granted the Company a right of first purchase and a right of first refusal to purchase all or any part of certain grain elevator property. The buy-sell agreement’s term is through April 30, 2027.

In 2006, the Company has entered into an agreement with Ray-Carroll, to perform management, administrative, accounting, clerical and other services such as project management and operations management. Effective October 1, 2007, the agreement was terminated. The agreement had a fee schedule attached, listing the per hour cost for each service. The Company incurred total expenses related to this service agreement of $127,665 during the year ended December 31, 2007.

The Company has a grain supply agreement with Ray-Carroll. Under the agreement, the Company agrees to purchase all corn needed to operate the Ethanol Plant, up to twenty-two million bushels of corn per year. The agreement utilizes pass-through pricing plus a mark-up that results in Ray-Carroll achieving a specific mark-up for its handling and services. The base mark-up is $0.116 per bushel and increases 3% per year as of each anniversary date of the contract. The contract was entered into as of March 1, 2006, therefore the mark-up will increase as of March 1 of each year thereafter. At December 31, 2008 the rate was $0.1231. As of March 1, 2009, the mark-up was $0.126756332 per bushel. Corn costs included in cost of sales related to the agreement for the year ended December 31, 2008 were approximately $52,042,000. As of December 31, 2008, the Company has entered into forward purchase contracts under this agreement with Ray-Carroll totaling 4.9 million bushels for delivery through May, 2009 at prices ranging from $5.20 to $7.20 per bushel. All of the Company’s forward purchase contracts are considered to be in the normal course of business and are intended to be settled in product.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Auditors’ Fees

Our auditing firms billed the Company the following amounts for services provided during fiscal 2008 and 2007:

	2008	2007

Audit Fees	$147,538	$43,467
Audit-Related Fees	5,915	________
Tax Fees	16,000	________
All Other Fees	________	________
Total Fees	$169,453	$43,467

•	Audit Fees. This category includes the fees and out-of-pocket expenses for the audit of the Company’s annual financial statements and review of the Company’s quarterly reports.

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

PART IV
ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of
Regulation S-K:

Exhibit No.	Description	Reference
3.1	Articles of Organization.	Incorporated by reference from Form 10-SB filed August 6, 2007.

3.2	Operating Agreement.	Incorporated by reference from Form 10-SB filed August 6, 2007.

4.1	Form of Class A membership certificate.	Incorporated by reference from Form 10-SB filed August 6, 2007.

10.1	Grain Supply Agreement between Ray-Carroll County Grain Growers, Inc. and the Company, dated March 1, 2006.	Incorporated by reference from Form 10-SB filed August 6, 2007.

10.2	Construction and Term Loan Agreement between the Company, FCS Financial, PCA, as administrative agent, and certain banks, dated March 7, 2007.	Incorporated by reference from Form 10-SB filed August 6, 2007.

10.3	First Amendment to Construction Term Loan executed on June 5, 2008 among the Company and FCS Financial, PCA, as administrative agent, and other lenders thereto.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 10, 2008.

10.4	Second Amendment to Construction Term Loan executed on December 30, 2008 among the Company and FCS Financial, PCA, as administrative agent, and other lenders thereto. *

10.5	Agreement between ICM, Inc. and the Company dated July 14, 2006.†	Incorporated by reference from Form 10-SB filed August 6, 2007.

10.6	Ethanol Marketing Agreement by and between the Company and Eco-Energy, Inc., dated May 4, 2007.	Incorporated by reference from Form 10-SB filed August 6, 2007.

10.7	Agreement of Right of First Purchase and Right of First Refusal by and between the Company and Ray-Carroll County Grain Growers, Inc., dated April 30, 2007.	Incorporated by reference from Form 10-SB filed August 6, 2007.

10.8	Revolving Credit Agreement dated November 6, 2007 between Show Me Ethanol, LLC and FCS Financial, PCA.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarter Report on Form 10-QSB for the period ending September 30, 2007.

10.9	First Amendment to Revolving Credit Agreement executed on June 5, 2008 among the Company and FCS Financial, PCA.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 10, 2008.

10.10	Second Amendment to Revolving Credit Agreement executed on December 12, 2008 among the Company and FCS Financial, PCA. *

10.11	Form of 9% subordinated secured promissory note executed on June 5, 2009 among the Company and certain note investors.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2008.

10.12	Form of Purchase Agreement executed between the Company and certain note investors on June 5, 2008.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 10, 2008.

10.13	Loan and Security Agreement executed on June 5, 2008 among the State Bank of Slater as agent, the Company as debtor, and the holders from time to time as a party thereto as lender.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 10, 2008.

10.14	Leasehold Deed of Trust, assignment of rents and security agreement, executed among the Company as grantor, Thomas Kreamer as trustee and the Bank of Slater as grantee dated June 5, 2008.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 10, 2008.

10.15	Intercreditor/Subordination Agreement executed on June 5, 2008 among the Company, FCS Financial, PCA and the Note investors.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 10, 2008.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
†	Confidential treatment has been requested for portions of this agreement. An unredacted copy has been provided to the SEC.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Show Me Ethanol, LLC

Date: March 30, 2009	By	/s/Dennis M. Alt
Dennis M. Alt
Chief Restructuring Officer, General Manager and Principal Executive Officer

Show Me Ethanol, LLC

Date: March 30, 2009	By:	/s/Michael R. Council
Michael R. Council
Chief Financial Officer

Show Me Ethanol, LLC

Date: March 30, 2009	By:	/s/David L. Durham
David L. Durham, Manager

Show Me Ethanol, LLC

Date: March 30, 2009	By:	/s/John W. Letzig
John W. Letzig, Manager

Show Me Ethanol, LLC

Date: March 30, 2009	By:	/s/Michael G. Nordwald
Michael G. Nordwald, Manager

Show Me Ethanol, LLC

Date: March 30, 2009	By:	/s/Robert J. Korff
Robert J. Korff, Manager

Show Me Ethanol, LLC

Date: March 30, 2009	By:	/s/Ben Beetsma
Ben Beetsma, Manager

Show Me Ethanol, LLC

By:
James A. Edwards, Manager

Show Me Ethanol, LLC

Date: March 30, 2009	By:	/s/Roger W. Ehrich
Roger W. Ehrich, Manager

Show Me Ethanol, LLC

Date: March 30, 2009	By:	/s/Robert Quinn
Robert Quinn, Manager

Show Me Ethanol, LLC

By:
Tom Kolb, Manager

Show Me Ethanol, LLC

Date: March 30, 2009	By:	/s/George Famuliner
George Famuliner, Manager

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Managers and Members and Stockholders
Show Me Ethanol, LLC
Carrollton, Missouri

We have audited the accompanying balance sheet of Show Me Ethanol, LLC as of December 31, 2008, and the related statement of operations, members’ equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Show Me Ethanol, LLC as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 17, the Company is in breach of certain loan covenants, has suffered losses from operations and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BKD, LLP

Lincoln, Nebraska

March 31, 2009

[Letterhead of Eide Bailly LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and
Members of Show Me Ethanol, LLC

We have audited the accompanying balance sheet of Show Me Ethanol, LLC as of December 31, 2007, and the related statements of operations, members’ equity, and cash flows for the year then ended. Show Me Ethanol, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Show Me Ethanol, LLC as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota

March 27, 2008

SHOW ME ETHANOL, LLC

BALANCE SHEETS
December 31, 2008 and December 31, 2007

	December 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash	$608,143	$4,652,087
Accounts receivable, including related party of $593,939	2,304,855	-
Prepaid expenses	537,141	74,663
Inventory	4,101,379	-
Total current assets	7,551,518	4,726,750
PROPERTY, PLANT AND EQUIPMENT
Construction in progress	-	55,219,331
Operating equipment	69,265,196	192,469
Land and buildings	11,732,018	2,024,620
Accumulated depreciation	(4,822,163)	(17,717)
Property, plant and equipment, net	76,175,051	57,418,703
OTHER ASSETS	616,665	679,462
Total assets	$84,343,233	$62,824,915

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable, including related party; 2008, $938,751; 2007, $0	$1,361,805	$7,590,914
Accrued expenses	449,223	9,789
Accrued loss on forward contracts	14,135,849	-
Current portion of long term debt and revolving line of credit	50,702,494	19,238
Total current liabilities	66,649,370	7,619,941
LONG-TERM DEBT	3,711,465	22,240,221
Total liabilities	70,360,834	29,860,162
MEMBERS' EQUITY
Class A capital units, 1,498 issued	22,969,600	22,969,600
Class B capital units, 422 issued	6,317,365	6,317,365
Class C capital units, 213 issued	3,189,118	3,189,118
Retained earnings (deficit)	(18,493,684)	488,670
Total members' equity	13,982,399	32,964,753
Total liabilities and members' equity	$84,343,233	$62,824,915

See Notes to Financial Statements.

SHOW ME ETHANOL, LLC

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

SALES
Ethanol Sales	$51,675,307	$-
Distillers Sales to related parties	10,757,134	-
Ethanol producer credit	3,784,979	-
Total sales	66,217,419	-
COST OF SALES
Cost of sales (Note 12)	67,761,971	-
Unrealized loss on forward contracts	14,135,849	-
Total cost of sales	81,897,819	-
Gross loss	(15,680,400)	-
GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses	1,645,584	495,050
Total general and administrative expenses	1,645,584	495,050
Operating income (loss)	(17,325,984)	(495,050)
OTHER INCOME (EXPENSE)
Interest expense	(1,710,596)	-
Grant income
Interest and other income	54,226	763,856
Net other income (expense)	(1,656,370)	763,856
Net income (loss)	$(18,982,354)	$268,806

Net income (loss) per unit - basic and diluted	$(8,899.37)	$126.02

Weighted average units outstanding - basic and diluted	2,133	2,133

See Notes to Financial Statements.

SHOW ME ETHANOL, LLC

STATEMENTS OF MEMBERS' EQUITY
For the Years Ended December 31, 2008 and 2007

	Class A		Class B		Class C		Retained
	Units	Amount	Units	Amount	Units	Amount	Earnings (Deficit)	Total
Balance, January 1, 2007	1,498	$22,969,600	422	$4,317,365	213	$3,189,118	$219,864	$30,695,947
Subscriptions received	-	-	-	2,000,000	-	-	-	2,000,000
Net income	-	-	-	-	-	-	268,806	268,806
Balance, December 31, 2007	1,498	22,969,600	422	6,317,365	213	3,189,118	488,670	32,964,753
Net loss	-	-	-	-	-	-	(18,982,354)	(18,982,354)
Balance, December 31, 2008	1,498	$22,969,600	422	$6,317,365	213	$3,189,118	$(18,493,684)	$13,982,399

See Notes to Financial Statements.

SHOW ME ETHANOL, LLC

STATEMENTS OF CASH FLOWS
For the Years Ended December 31 , 2008 and 2007

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,982,354)	$268,806
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accounts receivable	(2,304,855)	-
Prepaid expenses	(462,478)	(66,063)
Accounts payable and accrued expenses	1,762,527	42,652
Inventories	(4,101,379)	-
Depreciation and amortization	4,890,481	-
Accrued loss on forward contracts	14,135,849	-
Other current assets and liabilities	-	-
Net cash provided (used) by operating activities	(5,062,209)	245,395
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(30,016,468)	(43,601,942)
Net cash used in investing activities	(30,016,468)	(43,601,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and revolving line of credit	31,099,174	22,176,543
Payments for financing costs	(23,239)	(678,463)
Principal payments on long-term debt	(41,202)	(23,384)
Net cash provided by financing activities	31,034,733	21,474,696
Net change in cash	(4,043,944)	(21,881,851)
Cash, beginning of period	4,652,087	26,533,938
Cash, end of period	$608,143	$4,652,087

See Notes to Financial Statements.

SHOW ME ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

Land easement and engineering services:  Costs incurred for the purchase of the land easements are capitalized.  Engineering costs that relate to acquired property and equipment are capitalized.  Depreciation or amortization of engineering costs is computed using the straight line method over the estimated useful life of the related assets when the assets are placed in service.

Property, plant and equipment:  Property, plant and equipment is stated at cost.  Depreciation is computed using the straight-line method over their estimated useful lives of three to twenty years.

Accounts Receivable: Accounts receivable are stated at the amount billed to customers.  The Company, if necessary, provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Accounts receivable are ordinarily due within 15 and 7 days for distillers and ethanol products, respectively after the issuance of the invoice.  Accounts past due more than 30 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Limitation of Liability: No member or manager shall be liable for any obligations of the company or any other member or manager unless personally guaranteed by the member or manager pursuant to a separate document.

Capitalized interest:  Interest costs incurred on borrowings during the construction period were capitalized as part of the cost of the ethanol plant.  Total interest and fees capitalized during the year ended December 31, 2008 was $967,847. Capitalized interest from inception through startup at May 22, 2008, was $1,532,303. Capitalized interest for the year ended December 31, 2007 and was $380,070.

Income taxes:  The Company is organized as a limited liability company under Missouri law.  As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level.  Accordingly, no income tax provision has been included in these financial statements.  Differences between the financial statement basis of assets and the tax basis of assets is related to depreciation and the capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs were expensed for financial statement purposes. The financial statement basis of assets and liabilities is less than tax by approximately $14,041,000 and greater than tax by $83,556 as of December 31, 2008 and 2007, respectively. These relate to capitalization and future amortization of start up costs and unrealized losses on forward contracts. The Company is subject to U. S. Federal, state and local income tax examination by tax authorities for each year since inception.

Earnings per capital unit: For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance.  For purposes of calculating diluted earnings per capital unit, subscribed units are included in the calculation of earnings per unit based on the treasury unit method.  There were no differences between basic and diluted earnings per unit for any periods from inception through December 31, 2008.

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

Fair value of financial instruments:  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due primarily to their short-term nature or variable interest rate terms.  These financial instruments include cash, accounts receivable, accounts payable, and long-term debt.  Fair values were estimated to approximate carrying values for these financial instruments.

Long-lived asset impairment: The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying value may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized in the amount by which the carrying amount of the long-lived asset exceeds its fair value.

No asset impairment was recognized during the years ended December 31, 2008 and 2007.

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

Forward contracts: The Company uses corn forward purchase and ethanol forward sales contracts to manage the exposure to price risk related to corn purchases and ethanol sales.  Settlement of forward purchase and sales contracts occurs through delivery of quantities expected to be used or sold by the Company over a reasonable period in the normal course of business. As a result, these forward contracts qualify for the normal purchases and sales exception under the provision of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities.  This exception exempts these contracts from being recorded at fair value and instead subjects them to a lower of cost or market evaluation.  Should the cost of forward contracts exceed the market value of contracts that qualify for the normal purchases and sales exception, an unrealized loss will be recognized by the Company in results of operations in the period the loss occurs.  The Company recorded unrealized losses on forward contracts totaling approximately $14,136,000 for the year ended December 31, 2008. See also Note 12.

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

Certain costs related to the organization and operation of the Company during the start-up phase were initially paid by Ray-Carroll County Grain Growers, Inc., the holder of all Class B membership units issued by the Company.  The Company paid Ray-Carroll County Grain Growers, Inc. $335,067 of costs incurred on behalf of the Company from inception through December 31, 2007, of which $105,046 was paid during the year ended  December 31, 2007.  That agreement ended September 30, 2007.

The Company also has multiple agreements in place with Ray-Carroll County Grain Growers, Inc., as noted in Note 12 and has sold subordinated secured notes to investors as more fully described in Note 8.

3.	MEMBERS’ EQUITY

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

Members of all classes vote on all matters reserved for member approval as detailed in the operating agreement in proportion to the percentage interest held in the Company as a whole.  All classes of membership units have similar voting rights other than for electing the Board of Managers to represent their respective classes.  Members vote as a class to elect managers, with Class A, B, and C members being entitled to vote for seven, two and one manager positions, respectively.  The eleventh member of the Board of Managers shall be chosen by the ten managers elected by the members and shall not be a member of the Company or an employee of a member. The eleventh member has not been elected.

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

All Class A, B, and C unit subscriptions were accepted on September 26, 2006.

4.	INVENTORIES

Inventories are physically counted at each month end and are valued using the lower of first-end, first-out (FIFO) cost or market. They consisted of the following at December 31, 2008:

Ethanol	$1,823,425
Corn	432,086
Distillers dried grains	123,159
Work in process	1,112,982
Production chemicals	185,727
Other	424,000
Total	$4,101,379

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
	December 31,	December 31,
	2008	2007
Land and buildings	$11,732,018	$2,024,620
Equipment	69,265,196	192,469
Construction in progress	-	55,219,331
Total property, plant and equipment	80,997,214	57,436,420
Less accumulated depreciation	4,822,163	17,717
Net property, plant and equipment	$76,175,051	$57,418,703

Depreciation expense during the construction period has been capitalized as part of the plant construction costs. Upon commencement of operations fixed assets depreciation is being estimated on the straight line method over useful lives ranging from three to twenty years.

6.	Intangible Assets

Intangible assets are recorded at cost. Loan origination costs are being amortized over the term of the related loan using the interest method. The carrying basis and accumulated amortization of recognized intangible assets recorded in other assets at December 31, 2008 and December 31, 2007, were:

	December 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets	Amount	Amortization	Amount	Amortization
Loan origination costs	$531,217	$86,036	$423,774	-
Permits	95,857	-	-
Total	$572,786	$35,366	$423,774	-

Amortization expense for the year ended December 31, 2008 was $86,036. There was no amortization in the year ended December 31, 2007. Estimated amortization expense for each of the following five years is:

2009	$99,771
2010	82,553
2011	64,512
2012	60,186
2013	47,212

7. REVOLVING CREDIT AGREEMENT

On November 6, 2007, the Company entered into a revolving credit agreement with FCS for up to $5 million. Borrowings under the revolving credit agreement are subject to availability under a borrowing base calculation based on accounts receivable, inventory and accounts payable. Each borrowing, at the option of the Company, can be a revolving base rate loan or a revolving LIBOR rate loan plus 3.5%. The interest rates at December 31, 2007 and December 31, 2008 were 7.5% and 5.4%, respectively. The revolving credit agreement includes a 0.50% closing fee, paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly. The revolving credit agreement is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company. On June 2, 2008 the Company amended its revolving credit agreement among the Company and the Senior Lender executed on November 6, 2007 (the “Revolving Loan”) to permit the issuance of the Subordinated Notes by the Company and to increase the amount available to the Company from $5 million to $8 million (the “Revolving Loan Amendment”) subject to borrowing base availability. The Revolving Loan Amendment also shortened the maturity date of the Revolving Loan to be due in full on June 2, 2009. The Second Amendment of the revolving Loan Agreement, dated November, 2008 reduced the available amount to $5 million and relaxed certain of the financial ratio covenants until February 2, 2009 (forbearance period). The forbearance period expired without the Company’s compliance with certain loan covenants required by the amendment. FCS has not notified the Company of an event of default and the Company is negotiating with FCS to amend the terms of the revolving loan. As of December 31, 2008 the outstanding balance of the credit agreement was $2,652,245. There were no amounts outstanding under the revolving loan agreement as of December 31, 2007.

Under the terms of the revolving credit agreement, the Company may request that FCS issue one or more letters of credit, subject to borrowing availability.  The Company agrees to pay FCS a fee of 2.5%, payable quarterly, on the face amount of each letter of credit issued. As of December 31, 2007 a $480,000 letter of credit was issued by FCS on behalf of the Company in favor of a contractor working on the ethanol project. The letter of credit had a one year term and was considered a portion of the revolving credit agreement. At December 31, 2008 there were no letters of credit outstanding.

8. FINANCING ARRANGEMENTS

	December 31, 2008	December 31, 2007
Construction note (A)	$48,000,000	$22,176,542
Equipment term note (B)	83,233	82,917
Capital lease obligations (C)	88,480
Subordinated related party notes (D)	3,590,000
Total long term debt	51,761,713	22,259,459
Less current maturities	48,050,248	19,238
	$3,711,465	$22,240,221

(A) On March 1, 2007, the Company entered into a credit agreement with FCS Financial, PCA (FCS) under which FSC will perform agent and servicing responsibilities in the closing and funding of a $48 million construction and term loan agreement for the Company.  Under the terms of the loan agreement, the Company is obligated to spend a minimum of $15,800,000 on the ethanol project using equity funds before requesting draws on the construction loan.  The loan is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company.  The construction loan had a balance of $22,176,542 and accrued interest at a variable rate of 8% as of December 31, 2007.

The construction loan was converted to a term loan October 7, 2008 and is being repaid over ten years starting on the conversion date. The Company will make quarterly principal payments beginning February 1, 2009, with interest payable monthly at the prime rate (4.00% as of December 31, 2008) as defined in the loan agreement and principal of $1,200,000 due quarterly. On January 1, 2009 the interest rate was changed to LIBOR plus 3.50%.  The Company will also be required to pay fifty percent of its excess cash flow, as defined in the loan agreement, on an annual basis to repay the loan until such time as $15,000,000 of excess cash flow has been used to reduce the principal balance of the loan.

The revolving credit agreement and construction term note are subject to certain loan covenants which among other things, requires minimum levels of net worth, debt service coverage and working capital. The Company was in violation of the loan covenant related to net worth and capital ratio as of December 31, 2008 (see Note 16).

The Company incurred $483,654 in financing costs to secure the above financing.  This cost has been capitalized (and is included in other non-current assets on the balance sheet) and is being amortized over the life of the loan.  From commencement of operations through December 31, 2008, the Company has amortized $76,645 of this deferred cost.  Prior to commencement of operations no amortization was recorded on these capitalized financing costs.

In addition, the Company was required to pay an unused commitment fee on the average daily unused portion of the commitment by FCS, including the revolving credit agreement discussed above, at the rate of 0.30% per annum, payable monthly.  During the years ended December 31, 2008 and 2007 the Company capitalized as property plant and equipment $31,544 and $115,378 , respectively, of unused commitment fees.

(B) In March 2007, the Company purchased a piece of equipment for $113,800 with $106,300 being financed by the equipment manufacturer.  The Company is required to make five annual payments of $23,383, including interest at 5.0% with the last payment being due in March 2011.  As of December 31, 2008, the outstanding balance on this loan is $63,666. The Company has an equipment note payable totaling $19,567. This note is due in 36 monthly installments of principal and interest of $701, with the final installment due July, 2011. The note accrues interest at a variable rate of Citibank, N. A. prime plus 0.60% (3.85% at December 31, 2008). These loans are collateralized by the equipment.

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

(D) On June 5, 2008, the Company entered into a purchase agreement whereby approximately 40 accredited investors named therein purchased approximately $3.6 million worth of 9% subordinated secured notes  issued by the Company. The Subordinated Notes bear interest at 9% per annum computed on the basis of a 360-day year for the actual number of days elapsed and will mature on June 4, 2010. Interest will be payable annually, with the first installment being payable on June 5, 2009, and thereafter on the maturity date, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, will be due at maturity. The Subordinated Notes are secured pursuant to a loan and security agreement among the Company as debtor, the State Bank of Slater as agent and the holders from time to time as a party thereto as lenders dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Subordinated Notes. The Subordinated Notes are also secured by a leasehold deed of trust, assignment of rents and security agreement, among the Company as grantor, Thomas Kreamer as trustee and the Bank of Slater as grantee dated June 5, 2008. The Company also agreed that debt created by the issuance of the Subordinated Notes is subordinate to loans provided primarily by FCS Financial, PCA, as specified in the Intercreditor/Subordination Agreement executed on June 5, 2008 among the Company, the Senior Lender and the Investors. In connection with the issuance of Subordinated Notes, the Company amended its construction term loan agreement among the Company and the Senior Lender, as administrative agent and the other lenders thereto, executed on March 7, 2007.  The Term Loan was amended on June 2, 2008 by the Company and the Senior Lender, as administrative agent and the other lenders thereto, to permit the issuance of Subordinated Notes by the Company. The Company incurred $37,563 in financing costs to secure the above financing. This cost has been capitalized (and included in other noncurrent assets on the balance sheet) and is being amortized over the life of the loan. For year ended December 31, 2008 $9,391 of these costs had been amortized.

The estimated maturities of long-term debt during the years ending December 31st are as follows:

		Revolving line of credit and Long Term	Capital Lease
		Debt	Obligations
2009		$50,679,302	$25,720
2010		3,619,105	25,720
2011		27,071 4,081,287	25,720
2012			16,070
2013			-
Thereafter			-
	Total long-term debt	$54,325,478	93,230
	Less amount representing interest		-4,749
	Present value of future minimum lease payments		$88,481

As of December 31, 2008 property, plant and equipment included equipment under capital lease totaling $105,520 with related accumulated depreciation of $11,733. There was no equipment under capital lease as of December 31, 2007.

9. CHAPTER 100 BONDS

In September 2006, the Company entered into an Economic Development Agreement with the County of Carroll, Missouri to implement a tax abatement plan under Missouri Statutes Chapter 100.  The plan provides for 100% abatement of real property taxes for twenty years (through December 2028 or twenty years from the construction and commercial operation of the plant, whichever is later) to improve the Company’s cash flow and savings of expenses.  Under the plan, legal title of the Company’s real property will be transferred to the County.  On April 29th, 2008 the County issued bonds under Chapter 100 of the Missouri Revised Statutes in the aggregate amount of $88.5 million.  The bonds were issued to the Company, so no cash will exchange hands.  The County then leased the real estate back to the Company.  The lease payments will be equal to the amount of the payments on the bonds.  All of the Company’s right, title, and interest in the bonds are pledged to their finance company as additional security for the construction and term loan.  At any time, the Company has the option to purchase the real property by paying off the bonds and paying the trustee fees, plus $1,000.

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

10. 401(k) Saving Plan

The Company has a 401(k) savings plan covering substantially all employees. Participants must have completed 90 days of service for the company to be eligible to participate in the plan. The Company makes matching contributions for the first 3% of compensation and one half of additional contributions up to a total employer contribution of 4% of compensation. Contributions to the plan totaled $29,632 for 2008.

11. REGULATION

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

12. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company has taken assignment from Ray-Carroll County Grain Growers, Inc. of an agreement with U.S. Energy Services, Inc. for energy management and engineering services.  The initial term of the agreement began on December 1, 2005 and will continue until May, 2009.  Thereafter the agreement will be month-to-month.  The agreement currently provides for fees of $3,137 per month with an annual increase of 4% each year on the anniversary date. Total fees for the years ended December 31, 2008 and 2007 were $37,644 and $27,144 respectively.

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll County Grain Growers, Inc.  Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year.  The Company agreed to pay $0.116 per bushel over Ray-Carroll County Grain Growers, Inc.’s posted bid at their Carrollton facility, with the rate increasing annually by 3.0%.  At December 31, 2008 the rate was $0.1231. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company.  Corn costs included in cost of sales related to the agreement for the year ended December 31, 2008  were approximately $52,042,000. As of December 31, 2008, amounts due Ray-Carroll County Grain Growers included in accounts payable totaled approximately $939,000.  As of December 31, 2008, the Company has entered into forward purchase contracts under this agreement with Ray-Carroll County Grain Growers totaling 4.9 million bushels for delivery through  May, 2009  at prices ranging from $5.80 to $7.20 per bushel.  These contracts were written down to the lower of cost or market which resulted in recording an unrealized loss on forward purchase contracts of $14,135,849 at December 31, 2008. Subsequent to year end an additional unrealized loss totaling approximately $2,348,000 has been recorded through February, 2009. As of December 31, 2008 the Company had rolled September and October corn forward purchase contracts totaling 550,000 bushels to May, 2009 at a cost of $0.41 per bushel. The Company’s remaining 2009 corn forward purchase contracts are being extended at a cost of $0.065 per bushel for each month the contracts are extended. These carrying costs are included in the unrealized loss recorded. All of the Company’s forward purchase contracts are considered to be in the normal course of business and are intended to be settled in product.

On July 14, 2006, the Company entered into a contract with ICM, Inc. to construct a dry-mill fuel-grade ethanol plant.  The contract price was approximately $66.4 million.  Construction of the plant was completed with a total project cost, including the above construction contract, of approximately $81 million.  As of December 31, 2008, this contact has been settled in full.

The Company has entered into a marketing agreement with a marketing company for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The agreement extends for a period of five years from the time the Company originally ships ethanol (May, 2008).  The Company pays the marketing company 1% per net gallon sold by the marketing company.  Marketing expense recorded by the Company related to the agreement totaled approximately $468,000 for 2008.

In August 2007, the Company entered into a marketing agreement with Ray-Carroll Grain Growers, Inc. that specifies that Ray-Carroll will be the exclusive marketer of all distiller grain products produced by the Company.  The Company agrees to pay a marketing fee to Ray-Carroll of 2.5% to 4.5% of the net price of the distiller grains, depending on type.  This fee shall not be less than $1 per ton.  The contract began May 22, 2008 and has an initial term of three years.  Amounts totaling approximately $594,000 due the Company for distiller grain marketed under this agreement are included in accounts receivables as of December 31, 2008.
The loss of or change in the Company’s ethanol or distillers grain marketer could have a significant impact on operations in the near term.

13.  SUPPLEMENTAL CASH FLOWS DISCLOSURES

The following summarizes the supplemental statement of cash flows information for the years to date ended December 31, 2008 and 2007:
	Year To	Year To
	Date Ended	Date Ended
	December 31,	December 31,
	2008	2007
Interest paid, net of capitalized interest	$1,525,118
NON-CASH INVESTING AND FINANCING ACTIVITIES
Land and easements received as settlement of subscriptions receivable		$2,000,000
Purchase of property and equipment through issuance of long-term debt	128,680	106,300
Loan interest and fees capitalized in construction in progress	967,847
Construction in progress included in accounts payable		7,552,202

14. Ethanol Producer Credit

The State of Missouri sponsors the Missouri Qualified Fuel Ethanol Producer Incentive Program that pays $0.20 per gallon produced for the first 12,500,000 gallons and then $0.05 per gallon produced for the next 12,500,000 gallons for a total incentive payment of $3,125,000 during a program year beginning July 1st. We expect our production will exceed the 25,000,000 gallon limit near January 1, 2009 and then we will receive no further payments until the new program begins on July 1, 2009. Generally, we will be qualified to participate in this program for a total of 60 months. Credits totaling approximately $197,156 are included in accounts receivable as of December 31, 2008.

15. Breach of Loan Covenants

Show Me Ethanol, LLC (the “Company”) has determined that as of December 31, 2008, pursuant to its Construction Loan compliance calculations and the preparation of its annual financial statements, it was not in compliance with an affirmative covenant in its $48,000,000 construction loan (the “Construction Loan”).  The breached covenants required an equity to total assets ratio in excess of 35% and total net worth in excess of $28,000,000.  As of December 31, 2008 the equity to total assets ratio is 21% and net worth is approximately $17,572,000 (including subordinated debt).  Such covenant breaches could be declared an event of default under the Construction Loan.  Upon notice of an event of default by the administrative agent, the Company will have thirty (30) days to cure the breach.  As of the date of this filing, the Company has not been notified of an event of default under the Construction Loan; consequently, the cure period has not commenced.  The immediate cause of the covenant breach relates to a significant loss the Company has recorded for its forward purchase corn contracts that are more expensive than current corn futures contracts for corn delivered at approximately the same time.

 The Company is conducting a voluntary capital call under its existing Operating Agreement to provide sufficient resources to cure the breach.  Subsequent to year end the Company has obtained voluntary non-binding member commitments for capital contributions approximating $6,000,000.

16. Other Events

The Company has been notified by the State of Missouri that its application to participate in the Big Missouri Linked Deposit Program was rejected.  The State of Missouri instituted the Big Missouri Linked Deposit Program to encourage development of certain industries, including ethanol plants.  Under the program the State of Missouri would have made deposits in local banks at reduced interest rates in return for those deposits being loaned to targeted businesses at below market rates.  The Company applied for this program in 2006 and was officially rejected in September of 2008.

On September 10, 2008, an employee error caused a malfunction at the Company’s ethanol plant resulting in the loss of product and a continuing diminution in total plant production.  Nonetheless, due to adverse economic conditions in the ethanol market the Company believes it would be operating at less than full capacity anyway and does not believe that the loss in production capability will have a material effect on the Company’s profit and loss going-forward.  The Company made repairs in the fourth quarter of 2008 to bring the plant back up to near its production capabilities of 55 million gallons per year.

During January, 2009 Show Me Ethanol, LLC (the “Company”) solicited the consent of its members to two proposals through distribution of an Information Statement on Form 14C.  The first proposal would have permitted the Board of Managers to conduct a mandatory capital call.  The second proposal would have permitted the Board of Managers to conduct a voluntary capital call (the “voluntary capital call”).  Consents were accepted until the close of business on January 19 and the results of the vote were known on January 21.  For passage, each proposal required the approval of members who in the aggregate had contributed over 81% of all capital contributions to the Company.  The mandatory capital call proposal (proposal 1) did not pass, receiving the support from members representing only 69% of all capital contributions.  The voluntary capital call proposal (proposal 2) did pass, receiving the support from members representing 87% of all capital contributions.  On January 23, 2009 the Company’s Board of Managers passed a resolution approving the voluntary capital call and subsequently such voluntary capital call was launched.

In connection with the launch of the voluntary capital call, on January 26, 2009 the Company entered into an escrow agreement (the “Escrow Agreement”) with State Bank of Slater acting as escrow agent (the “Escrow Agent”).  Under the terms of the Escrow Agreement, the Escrow Agent will hold the voluntary capital call funds until either all conditions to drawing the funds are satisfied, with such funds then going to the Company, or if unsatisfied such funds then being returned to the investing members on April 1, 2009.  The conditions to close escrow on the escrow funds include receiving certificates (1) from the Company, stating it is prepared to draw the funds, (2) from Ray-Carroll County Grain Growers, Inc., stating that it is prepared to complete certain amendments to the outstanding corn supply contracts with the Company and (3) the Company’s administrative agent and primary lender under its revolving and term loans, stating it is prepared to execute and complete certain amendments to the existing revolving and term loans.

17. Management’s Consideration of Going Concern Matters

During 2008 the Company entered into corn forward purchase contracts as part of its risk management strategy. Subsequent to entering into these contracts the market value of  corn declined significantly resulting in taking delivery of contracts at prices that resulted in producing ethanol at a loss. In December 2008 the Company deferred delivery on the remaining contracts until 2009. Unrealized losses on these contracts, including fees to defer the contracts, totaled $14,135,849 as of December 31, 2008.

As a result of the depressed ethanol market and losses on corn forward purchase contracts, at December 31, 2008  the Company failed to meet certain debt covenant requirements as described in Note 15.  As a result, the bank may demand payment of the entire loan balance so the entire balance has been reclassified as a current liability in these financial statements.  Due to the Bank’s ability to demand payment and the Company’s negative working capital it is possible the Company could be forced to discontinue operating. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business.  Although the Company is currently in the process of raising additional capital from a variety of sources, the final amount cannot be determined until the capital call is completed at the end of March.  However, the Company believes it will be able to increase capital soon enough to avoid being declared in default and forecasts sufficient future cash flows to insure compliance with all the debt covenants and working capital requirements to fund settlement of unrealized losses on corn forward purchase contracts. Any requirement to realize assets in other than the ordinary course of business in order to provide liquidity could result in losses not reflected in these financial statements.

18.Contingencies

During discussions with Ray Carroll Grain Growers, Inc., the largest member of the Company (“RC”), it was disclosed by the attorney for RC that it was in possession of facts that would make it difficult for the Company’s creditors to operate the Company if creditors were to take over control of the Company’s operations.  RC has not disclosed these facts to the Company.  Without additional facts regarding this potential difficulty, the Company and its management cannot assess the validity of the difficulty, its nature or the potential impacts to the Company and its operations.

RC is both the provider of all of the Company’s grain supply for its ethanol operations as well as the Company’s sole distributor of the Company’s of distillers’ grains.  In these capacities, RC is both a debtor and a creditor of the Company.  As such, RC is in a position to offset amounts owed on corn contracts by retaining payments received on distillers’ grains which it did on February 16, 2009 in the amount of approximately $200,000.  Through RC’s representation on the Company’s Board of Managers, RC comes into possession of knowledge regarding the Company before it becomes public to current and potential investors.