Form 10-K/A
period 2008-12-31
Show Me Ethanol, LLC
filed 2009-04-23
CIK 1397872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission file number: 0-52614

Show Me Ethanol, LLC

(Exact name of registrant as specified in its charter)

Missouri	20-4594551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 9, 26530 E. Highway 24, Carrollton, Missouri	64633
(Address of Principal Executive Offices)	(Zip Code)

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

Documents Incorporated by Reference:  None

Explanatory Note

We are filing this amendment on Form 10-K/A to amend our annual report on Form 10-K for the year ended December 31, 2008 (the “Original Report”) to add information in Item 10, update Item 14 and correct audit footnote 8 to our financial statements.  This amendment continues to speak as of the date of the original report and we have not updated disclosure herein to reflect any events that have occurred at a date subsequent to the date of the Original Report other than as indicated above.

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

Cost of Sales

Our cost of sales as a percentage of total sales was 123.6% for the year ended December 31, 2008.  Costs of sales for the year ended December 31, 2008 was unusually large due to the $14,843,403 unrealized loss recorded on future corn contracts held at that time.  Our average cost paid for corn per bushel was $5.59 for this period.

After corn, the largest cost of production is natural gas.  The cost of natural gas is based on a market rate established by a public utility and is affected by factors largely out of our control.  We do not have any views as to the projected cost of natural gas.  Please see the analysis below under “Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold”.

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

Management has identified material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting regarding proper (1) inventory accounting and (2) preparation of financial statements.  The same persons identified significant deficiencies relating to (1) the Company’s use of information technology, (2) adjustments to accounts receivable and (3) lack of segregating accounting duties by the Chief Financial Officer.

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

Management has identified material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting regarding proper (1) inventory accounting and (2) preparation of financial statements.  The same persons identified significant deficiencies relating to (1) the Company’s use of information technology, (2) adjustments to accounts receivable and (3) lack of segregating accounting duties by the Chief Financial Officer.

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

The Company has a Audit Committee to provide oversight of its accounting and auditing functions.  The Audit Committee is comprised of Mr. Robert Korff, Ben Beetsma and Tom Kolb.  No individual serving on the Audit Committee is an audit committee financial expert.  The Audit Committee does not have an audit committee financial expert because no member of the Board of Managers qualifies as an audit committee financial expert.  At the time the Company was formed and the Board of Managers was named it was not anticipated that the Company would require such expertise.

The Company has a Risk Management Committee to provide oversight of corn procurement and ethanol sales conducted by the General Manager.  The Risk Management Committee is comprised of David Durham, Roger Ehrich, Tom Kolb and Robert Quinn.

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

The mailing address of each person named in the table is P. O. Box 9, 26530 Highway 24 East, Carrollton, Missouri 64633.

Name	Number of Class A Units		Percent of Class A Units
Managers and Executive Officers:
David Durham	4	(1)	*
John Letzig	3		*
Michael Nordwald	6		*
Rob Korff	4		*
Ben Beetsma	2		*
Jim Edwards	6	(2)	*
Roger Ehrich	4	(1)	*
George Famuliner III	16		1.1%
Tom Kolb(3)	16		1.1%
Robert Quinn	6	(2)	*
Dennis Alt	0		-
Mike Council	0		-
All managers and executive officers as a group (12 persons)	67		4.6%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Auditors’ Fees

Our auditing firms billed the Company the following amounts for services provided during fiscal 2008 and 2007:

	2008	2007

Audit Fees	$182,494	$43,467
Audit-Related Fees	5,915	________
Tax Fees	16,000	________
All Other Fees	________	________
Total Fees	$204,409	$43,467

•	Audit Fees. This category includes the fees and out-of-pocket expenses for the audit of the Company’s annual financial statements and review of the Company’s quarterly reports.

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

Exhibit No.	Description	Reference
3.1	Articles of Organization.	Incorporated by reference from Form 10-SB filed August 6, 2007.

3.2	Operating Agreement.	Incorporated by reference from Form 10-SB filed August 6, 2007.

4.1	Form of Class A membership certificate.	Incorporated by reference from Form 10-SB filed August 6, 2007.

10.1	Grain Supply Agreement between Ray-Carroll County Grain Growers, Inc. and the Company, dated March 1, 2006.	Incorporated by reference from Form 10-SB filed August 6, 2007.

10.2	Construction and Term Loan Agreement between the Company, FCS Financial, PCA, as administrative agent, and certain banks, dated March 7, 2007.	Incorporated by reference from Form 10-SB filed August 6, 2007.

10.3	First Amendment to Construction Term Loan executed on June 5, 2008 among the Company and FCS Financial, PCA, as administrative agent, and other lenders thereto.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 10, 2008.

10.4	Second Amendment to Construction Term Loan executed on December 30, 2008 among the Company and FCS Financial, PCA, as administrative agent, and other lenders thereto.	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2008.

10.5	Agreement between ICM, Inc. and the Company dated July 14, 2006.†	Incorporated by reference from Form 10-SB filed August 6, 2007.

10.6	Ethanol Marketing Agreement by and between the Company and Eco-Energy, Inc., dated May 4, 2007.	Incorporated by reference from Form 10-SB filed August 6, 2007.

10.7	Agreement of Right of First Purchase and Right of First Refusal by and between the Company and Ray-Carroll County Grain Growers, Inc., dated April 30, 2007.	Incorporated by reference from Form 10-SB filed August 6, 2007.

10.8	Revolving Credit Agreement dated November 6, 2007 between Show Me Ethanol, LLC and FCS Financial, PCA.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarter Report on Form 10-QSB for the period ending September 30, 2007.

10.9	First Amendment to Revolving Credit Agreement executed on June 5, 2008 among the Company and FCS Financial, PCA.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 10, 2008.

10.10	Second Amendment to Revolving Credit Agreement executed on December 12, 2008 among the Company and FCS Financial, PCA.	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2008.

10.11	Form of 9% subordinated secured promissory note executed on June 5, 2009 among the Company and certain note investors.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2008.

10.12	Form of Purchase Agreement executed between the Company and certain note investors on June 5, 2008.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 10, 2008.

10.13	Loan and Security Agreement executed on June 5, 2008 among the State Bank of Slater as agent, the Company as debtor, and the holders from time to time as a party thereto as lender.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 10, 2008.

10.14	Leasehold Deed of Trust, assignment of rents and security agreement, executed among the Company as grantor, Thomas Kreamer as trustee and the Bank of Slater as grantee dated June 5, 2008.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 10, 2008.

10.15	Intercreditor/Subordination Agreement executed on June 5, 2008 among the Company, FCS Financial, PCA and the Note investors.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 10, 2008.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

†	Confidential treatment has been requested for portions of this agreement. An unredacted copy has been provided to the SEC.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Show Me Ethanol, LLC

Date: April 15, 2009	By	/s/Dennis M. Alt
Dennis M. Alt
Chief Restructuring Officer, General Manager and Principal Executive Officer

Show Me Ethanol, LLC

Date: April 20, 2009	By:	/s/Michael R. Council
Michael R. Council
Chief Financial Officer

Show Me Ethanol, LLC

Date: April 15, 2009	By:	/s/David L. Durham
David L. Durham, Manager

Show Me Ethanol, LLC

Date:	By:
John W. Letzig, Manager

Show Me Ethanol, LLC

Date: April 15, 2009	By:	/s/Michael G. Nordwald
Michael G. Nordwald, Manager

Show Me Ethanol, LLC

Date: April 15, 2009	By:	/s/Robert J. Korff
Robert J. Korff, Manager

Show Me Ethanol, LLC

Date: April 15, 2009	By:	/s/Ben Beetsma
Ben Beetsma, Manager

Show Me Ethanol, LLC
Date: April 15, 2009
	By:	/s/James A. Edwards
James A. Edwards, Manager

Show Me Ethanol, LLC

Date: April 15, 2009	By:	/s/Roger W. Ehrich
Roger W. Ehrich, Manager

Show Me Ethanol, LLC

Date: April 15, 2009	By:	/s/Robert Quinn
Robert Quinn, Manager

Show Me Ethanol, LLC

Date: April 15, 2009	By:	/s/Tom Kolb
Tom Kolb, Manager

Show Me Ethanol, LLC

Date: April 15, 2009	By:	/s/George Famuliner
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

The estimated maturities of long-term debt during the years ending December 31st are as follows:

		Revolving line of credit and Long Term	Capital Lease
		Debt	Obligations
2009		$50,679,302	$25,720
2010		3,619,105	25,720
2011		27,071	25,720
2012			16,070
2013			-
Thereafter			-
	Total long-term debt	$54,325,478	93,230
	Less amount representing interest		-4,749
	Present value of future minimum lease payments		$88,481

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