Form 10-Q
period 2009-03-31
Show Me Ethanol, LLC
filed 2009-05-15
CIK 1397872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

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

Yes ☐  No ☒

As of March 31, 2009, the latest practicable date, 1,498 of the issuer’s Class A Membership Units, were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHOW ME ETHANOL, LLC
CONDENSED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$6,447,708	$608,143
Accounts receivable	2,290,535	2,304,855
Prepaid expenses	321,703	537,141
Inventory	4,265,773	4,101,379
Total current assets	13,325,719	7,551,518

PROPERTY, PLANT AND EQUIPMENT
Operating equipment	69,619,289	69,265,196
Land and buildings	11,732,018	11,732,018
Accumulated depreciation	(6,814,400)	(4,822,163)
Property, plant and equipment, net	74,536,907	76,175,051

OTHER ASSETS	605,116	616,665
Total assets	$88,467,742	$84,343,234

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable, including related party; 2009 - $2,290,792, 2008 - $938,751	$3,073,855	$1,361,804
Accrued expenses	428,571	449,223
Accrued loss on forward contracts	-	14,135,849
Current portion of long term debt and revolving line of credit	8,627,656	50,702,495
Total current liabilities	12,130,082	66,649,370

LONG-TERM DEBT	58,879,524	3,711,465
Total liabilities	71,009,606	70,360,835

MEMBERS' EQUITY
Class A capital units, 1,498 issued	26,132,300	22,969,600
Class B capital units, 422 issued	8,317,365	6,317,365
Class C capital units, 213 issued	3,889,386	3,189,118
Retained earnings (deficit)	(20,880,915)	(18,493,684)
Total members' equity	17,458,136	13,982,399
Total liabilities and members' equity	$88,467,742	$84,343,234

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31
(unaudited)

	2009	2008

SALES
Ethanol Sales	$16,950,134	$-
Distillers Sales to related parties	3,999,702	-
Ethanol producer credit	209,924	-
Total sales	21,159,760	-
COST OF SALES
Cost of sales (Note 11)	21,410,756	-
Loss on forward contracts	1,364,152	-
Total cost of sales	22,774,908	-
Gross loss	(1,615,148)	-
GENERAL AND ADMINISTRATIVE
EXPENSES
General and administrative expenses	537,532	215,035
Total general and administrative expenses	537,532	215,035
Operating loss	(2,152,680)	(215,035)
OTHER INCOME (EXPENSE)
Interest expense	(608,010)	-
Grant income
Interest and other income	373,459	26,733
Net other income (expense)	(234,551)	26,733
Net loss	$(2,387,231)	$(188,301)

Net loss per unit - basic and diluted	$(1,119.19)	$(88.28)

Weighted average units outstanding - basic and diluted	2,133	2,133

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC
CONDENSED STATEMENTS OF MEMBERS' EQUITY
For the Three Months Ended March 31, 2009 (unaudited) and the Year ended December 31, 2008

	Class A		Class B		Class C		Retained
Balance January 1, 2008	1,498	$22,969,600	422	$6,317,365	213	$3,189,118	$488,670	$32,964,753
Net loss	-	-	-	-	-	-	(18,982,354)	(18,982,354)
Balance, December 31, 2008	1,498	$22,969,600	422	$6,317,365	213	$3,189,118	$(18,493,684)	$13,982,399
Capital contribution		$3,162,700		$2,000,000		$700,268		5,862,968
Net loss	-	-	-	-	-	-	(2,387,231)	(2,387,231)
Balance, March 31, 2009	1,498	$26,132,300	422	$8,317,365	213	$3,889,386	$(20,880,915)	$17,458,136

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31
(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,387,231)	$(188,302)
Items not requiring (providing) cash:
Depreciation and amortization	2,012,962

Changes in:
Accounts receivable	14,320	(19,311)
Prepaid expenses	215,438	35,322
Accounts payable and accrued expenses	1,691,399	(20,148)
Inventories	(164,394)	-
Accrued loss on forward contracts	(135,849)
Other assets and liabilities	825	-
Net cash provided (used) by operating activities	1,247,470	(192,439)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(354,094)	(16,598,804)
Net cash used in investing activities	(354,094)	(16,598,804)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and revolving line of credit	1,123,000	14,643,960
Payments on capital lease obligations	(7,744)
Payments for financing costs	(10,000)	(11,880)
Principal payments on long-term debt	(22,035)	-
Voluntary capital contribution	3,862,968	-
Net cash provided by financing activities	4,946,189	14,632,080
Net change in cash	5,839,565	(2,159,163)
Cash, beginning of period	608,143	4,652,087
Cash, end of period	$6,447,708	$2,492,924

Supplemental Cash Flow Information
Interest paid (net of amount capitalized)	$526,441
Settlement of accrued loss on forward contracts by
issuance of long-term debt	12,000,000
Settlement of accrued loss on forward contracts
in lieu of capital contribution	2,000,000
Construction in progress included in accounts payable		$3,032,071
Loan fees included in other assets capitalized in construction in progress		254,688

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The accompanying condensed financial statements reflect all adjustments that are, in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.  The results of operations for the period are not necessarily indicative of the results to be expected for a full year.  The condensed balance sheet as of December 31, 2008 has been derived from the audited balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Form 10-K Annual Report for 2008 filed with the Securities and Exchange Commission, as amended.

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

Management estimates:  Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from the estimates that were used.

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

Capitalized interest:  Interest costs incurred on borrowings during the construction period were capitalized as part of the cost of the ethanol plant.  Total interest and fees capitalized during the year ended December 31, 2008 was $967,847.  No interest was capitalized during first quarter 2009.   Capitalized interest from inception through startup at May 22, 2008, was $1,532,303.

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

Earnings per capital unit: For purposes of calculating basic earnings per capital unit, capital units subscribed for and issued by the Company are considered outstanding on the effective date of issuance. As a result of the March 31, 2009 voluntary capital fundraising, the Company has modified the allocation method for distributions and earnings. As of March 31, 2009 distributions and earnings will be allocated based on individual member’s contributed capital as a percentage of total capital contributed. The Company maintains capital accounts by individual members. For purposes of calculating diluted earnings per capital unit, subscribed units are included in the calculation of earnings per unit based on the treasury unit method.  There were no differences between basic and diluted earnings per unit for any periods from inception through March 31, 2009.

Capital contributions: On March 31, 2009 the Company completed a fundraising totaling $3,862,968 in cash and  $2,000,000 in settlement of corn forward contract liability as part of a voluntary capital fundraising from current members (the “Fundraising”).  As part of the Fundraising, participating member’s capital accounts were credited by the amount of each member’s capital contribution, resulting in such contributing members owning a greater percentage of the business in the form of voting rights and distributions than before the fundraising, however no additional membership units were issued.  See also Note 1.

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

Missouri tax credits:  The Company has recognized $371,021 in Missouri Enhanced Enterprise Zone tax credits in Other Income on the Condensed Statement of Operations at March 31, 2009.

Fair value of financial instruments:  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009, and December 31, 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due primarily to their short-term nature or variable interest rate terms.  These financial instruments include cash, accounts receivable, accounts payable, and long-term debt.  Fair values were assumed to approximate carrying values for these financial instruments.

Recently issued accounting pronouncements:  On March 19, 2008, The FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items effect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

•	Disclosure of the objective for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As of March 31, 2009, the Company does not hold any derivitave instruments. As a result, the adoption of this Statement had no impact on the financial statements of the Company.

Forward contracts: The Company has used forward contracts to manage the exposure to price risk related to corn purchases and ethanol sales.  At March 31, 2009, the Company had no forward purchase contracts.  Settlement of forward sales contracts occurs through delivery of quantities expected to be  sold by the Company over a reasonable period in the normal course of business. As a result, these forward contracts qualify for the normal purchases and sales exception under the provision of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities.  This exception exempts these contracts from being recorded at fair value and instead subjects them to a lower of cost or market evaluation.  Should the cost of forward contracts exceed the market value of contracts that qualify for the normal purchases and sales exception, an unrealized loss will be recognized by the Company in results of operations in the period the loss occurs. The Company recorded unrealized losses on forward contracts totaling approximately $14,136,000 for the year ended December 31, 2008. See also Note 12.

2.	RELATED PARTIES

On April 30, 2007 the Company entered into an agreement of right of first purchase and right of first refusal with Ray-Carroll County Grain Growers, Inc. (also herein as “Ray-Carroll”), an investor (the “buy-sell agreement”).  Pursuant to the buy-sell agreement, the Company has granted a right of first purchase and a right of first refusal to purchase all or any part of the property comprising the ethanol plant.  In exchange, Ray-Carroll County Grain Growers, Inc. has granted the Company a right of first purchase and a right of first refusal to purchase all or any part of certain grain elevator property.  The buy-sell agreement’s term is through April 30, 2027.

The Company also has multiple agreements in place with Ray-Carroll County Grain Growers, Inc., as noted in Note 10 and has sold subordinated secured notes to investors as more fully described in Note 7.

3.	INVENTORIES

Inventories are physically counted at each month end and are valued using the lower of first-in first-out (FIFO) cost or market. They consisted of the following at March 31, 2009:

Ethanol	$1,868,259
Corn	229,299
Distillers dried grains	281,611
Work in process	1,192,534
Production chemicals	270,070
Other	424,000
Total	$4,265,773

4.	INTANGIBLE ASSETS

Intangible assets are recorded at cost.  Loan origination costs are being amortized over the term of the related loans using the interest method.  The carrying basis and accumulated amortization of recognized intangible assets recorded in other assets at March 31, 2009 and December 31, 2008, were:

	March 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets	Amount	Amortization	Amount	Amortization
Loan origination costs	$541,217	$106,760	$531,217	$86,036
Permits	98,832	-	95,857	-
Total	$640,049	$106,760	$627,074	$86,036

Amortization expense for the three months ended March 31, 2009 and 2008 was $20,724 and zero dollars respectively.  Estimated amortization expense for each of the following five years is:

2010	$78,369
2011	70,083
2012	61,797
2013	53,511
2014	45,226

6.	REVOLVING CREDIT AGREEMENT

On November 6, 2007, the Company entered into a revolving credit agreement with FCS for up to $5 million. Borrowings under the revolving credit agreement are subject to availability under a borrowing base calculation based on accounts receivable, inventory and accounts payable.  Each borrowing, at the option of the Company, can be a revolving base rate loan or a revolving LIBOR rate loan plus 3.5% at December 31, 2008, and 2.5% at March 31, 2009.  The interest rates at December 31, 2008 and March 31, 2009 were  5.4% and 3.0%, respectively. The revolving credit agreement includes a 0.50% closing fee, paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly.  During the three month periods ended March 31, 2009 and  2008, the Company paid $1,653 and $22,704, respectively, of  unused commitment fees.  The amount paid in 2008 was capitalized as property, plant and equipment prior to the plant becoming operational in May, 2008. The revolving credit agreement is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company. On March 31, 2009,  the Company amended its revolving credit agreement among the Company and the Senior Lender executed on November 6, 2007 (the “Revolving Loan”) to modify the maturity date of the Revolving Loan to be due in full on June 2, 2010. As of March 31, 2009 and December 31, 2008, the outstanding balance of the credit agreement was $3,775,245 and $2,652,245, respectively.

Under the terms of the revolving credit agreement, the Company may request that FCS issue one or more letters of credit, subject to borrowing availability.  The Company agrees to pay FCS a fee of 2.5%, payable quarterly, on the face amount of each letter of credit issued. As of March 31, 2009,  a $120,000 undrawn letter of credit was issued by FCS on behalf of the Company to cover bonding provisions. The letter of credit had a one-year term and was considered a portion of the revolving credit agreement. At December 31, 2008 there were no letters of credit outstanding.

7.	FINANCING ARRANGEMENTS

Construction note and Term Loan (A)	$48,000,000
Subordinated related party note (B)	12,000,000
Equipment notes (C)	61,198
Capital lease obligations (D)	80,737
Subordinated related party notes (E)	3,590,000
Total long term debt	63,731,935
Less current maturities	4,852,411
$58,879,524

(A) On March 1, 2007, the Company entered into a credit agreement with FCS Financial, PCA (FCS) under which FSC will perform agent and servicing responsibilities in the closing and funding of a $48 million construction and term loan agreement for the Company.  Under the terms of the loan agreement, the Company was obligated to spend a minimum of $15,800,000 on the ethanol project using equity funds before requesting draws on the construction loan.  The loan is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company.  The construction loan accrued interest at a variable rate.

The construction loan was converted to a term loan October 7, 2008 and is being repaid over ten years starting on the conversion date. The Company will make quarterly principal payments of $1,200,000 beginning February 1, 2009, with interest payable monthly at the prime rate at December 31, 2008, and at LIBOR plus 3.5% at March 31, 2009 (4.0% at December 31, 2008, and March 31, 2009, respectively).  The Company will also be required to pay fifty percent of its excess cash flow, as defined in the loan agreement, on an annual basis to repay the loan until such time as $15,000,000 of excess cash flow has been used to reduce the principal balance of the loan.

On March 31, 2009, the term loan and revolving credit agreement were amended.  The amendment permits the Company to defer up to four term loan principal payments, delays the excess cash flow sweep until January 1, 2011, requires the Company to comply with new cash flow reporting and hedging policy obligations, requires the Company to hire a plant manager and a risk manager, and requires the Company to make a commercially reasonable inquiry into amending its existing air permit.  The amendment also deletes the Minimum Equity and the Minimum Net Worth covenants after March 31, 2009 until the maturity date of the loan.  The amendment also resets the financial requirements of the Minimum Working Capital and the Minimum Fixed Charge Coverage covenants.  Pursuant to the term loan amendment, the Company deferred its February 1, 2009 term loan payment.

The Company was in compliance with the loan covenants as of March 31, 2009.

(B) Simultaneous with the closing of the Fundraising and financing amendments, the  Company entered into a Conversion Agreement, dated as of March 31, 2009 with Ray-Carroll County Grain Growers, Inc.  to settle the outstanding forward corn purchase contracts at $15.5 million, make payment to Ray-Carroll on the corn contracts in the amount of $1.5 million, provide settlement of $2.0 million of  the corn contracts liability in exchange for a $2.0 million capital contribution and settle the remaining liability through the Company’s issuance of a $12 million subordinated secured promissory note to Ray-Carroll.  Ray-Carroll is the largest equity owner of the Company, the Company’s sole distributor of distillers’ grains and the Company’s sole supplier of corn (See Note 11).  In addition, the Conversion Agreement also establishes certain financial conditions whereby a previously issued $1 million 9% Subordinated Secured Promissory Note issued by the Company to Ray-Carroll on June 5, 2008  may mature on June 5, 2011 instead of June 5, 2010 (see section D).  In return for the potential delayed maturity of the $1 million note, the Company may not make financial distributions to its members until such $1 million note is repaid.

The $12 million note will mature on March 31, 2014 and bears interest, payable quarterly, at the rate of LIBOR plus 4.5%.  Principal is due at maturity; however, the note also contains an excess quarterly cash sweep that is effective upon the end of the first quarter in 2011, granting Ray-Carroll 50% of all such excess quarterly cash as defined.  The $12 million note is secured by a leasehold deed of trust pledged by the Company to Ray-Carroll as defined for the ethanol plant’s real property.  The $12 million note is also secured by a security agreement which grants a security interest to Ray-Carroll over substantially all the Company’s current or future personal property as collateral for the $12 million note.

In connection with the settlement of the outstanding corn contracts with Ray-Carroll and the credit agreement amendments with FCS, on March 31, 2009, Ray-Carroll, FCS and the Company entered into an Intercreditor Agreement to contractually establish that the obligations of the term loan and revolving loan to FCS are senior to the obligations of the $12 million Note to Ray-Carroll.  The Intercreditor Agreement also establishes the rights and obligations of each party should the Company declare bankruptcy or default under its existing agreements.

(C) In March 2007, the Company purchased a piece of equipment for $113,800 with $106,300 being financed by the equipment manufacturer.  The Company is required to make five annual payments of $23,383, including interest at 5.0% with the last payment being due in March 2011.  As of March 31, 2009, the outstanding balance on this loan is $43,466.  The Company has an equipment note payable totaling $17,732. This note is due in 36 monthly installments of principal and interest of $701, with the final installment due July, 2011. The note accrues interest at a variable rate of Citibank, N. A. prime plus 0.60% (3.85% at December 31, 2008, and  March 31, 2009). These loans are collateralized by the equipment.

(D) The Company leases office equipment under a capital lease for a term of four years expiring in February 2012. The lease obligation is payable in monthly installments of $636 with a final installment of $2,891 at maturity. The Company also leases lab equipment under a capital lease for a term of four years expiring March, 2012. The lease obligation is payable in monthly installments of $1,507 with a final installment of $8,210 at maturity.

(E) On June 5, 2008, the Company entered into a purchase agreement whereby approximately 40 accredited investors named therein purchased approximately $3.6 million worth of 9% subordinated secured notes issued by the Company. The Subordinated Notes bear interest at 9% per annum computed on the basis of a 360-day year for the actual number of days elapsed and will mature on June 4, 2010. Principal of $2,590,000 is due at maturity; however as disclosed in section (B), $1 million of the principal amount due Ray-Carroll County Growers, Inc. may be extended to June 5, 2011 based on the financial conditions of the Company.  Interest is payable annually, with the first installment being payable on June 5, 2009, including the maturity date. The Subordinated Notes are secured pursuant to a loan and security agreement among the Company as debtor, the State Bank of Slater as agent and the holders from time to time as a party thereto as lenders dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Subordinated Notes. The Subordinated Notes are also secured by a leasehold deed of trust, assignment of rents and security agreement, among the Company as grantor, Thomas Kreamer as trustee and the Bank of Slater as grantee dated June 5, 2008. The Company also agreed that debt created by the issuance of the Subordinated Notes is subordinate to loans provided primarily by FCS Financial, PCA, as specified in the Intercreditor/Subordination Agreement executed on June 5, 2008 among the Company, the Senior Lender and the Investors. In connection with the issuance of Subordinated Notes, the Company amended its construction term loan agreement among the Company and the Senior Lender, as administrative agent and the other lenders thereto, executed on March 7, 2007.  The Term Loan was amended on June 2, 2008 by the Company and the Senior Lender, as administrative agent and the other lenders thereto, to permit the issuance of Subordinated Notes by the Company.

The estimated maturities of long-term debt during the years ending March 31, are as follows:

		Revolving line
		of credit and
		Long Term	Capital Lease Lease
		Debt	Obligations
2010		$4,828,778	$25,720
2011		7,420,263	25,720
2012		5,802,157	34,040
2013		4,800,000
2014		16,800,000	-
Thereafter		24,000,000	-
	Total long-term debt	$63,651,198	85,480
	Less amount representing interest		(4,743)
	Present value of future minimum lease payments		$80,737

As of March 31, 2009 property, plant, and equipment included equipment under capital lease totaling $105,520 with accumulated depreciation of $16,555.

8.	CHAPTER 100 BONDS

In September 2006, the Company entered into an Economic Development Agreement with the County of Carroll, Missouri to implement a tax abatement plan under Missouri Statutes Chapter 100.  The plan provides for 100% abatement of real property taxes for twenty years (through December 2028) to improve the Company’s cash flow and savings of expenses.  Under the plan, legal title of the Company’s real property will be transferred to the County.  On April 29th, 2008 the County issued bonds under Chapter 100 of the Missouri Revised Statutes in the aggregate amount of $88.5 million.  The bonds were issued to the Company, so no cash exchanged hands.  The County then leased the real estate back to the Company.  The lease payments will equal the amount of the payments on the bonds.  All of the Company’s right, title, and interest in the bonds are pledged to their finance company as additional security for the term loan.  At any time, the Company has the option to purchase the real property by paying off the bonds, paying the trustee fees, plus $1,000.

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

9.	REGULATION

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

10.	COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company has taken assignment from Ray-Carroll County Grain Growers, Inc. of an agreement with U.S. Energy Services, Inc. for energy management and engineering services.  The initial term of the agreement began on December 1, 2005 and will continue until May, 2009.  Thereafter the agreement will be month-to-month.  The agreement currently provides for fees of $3,262 per month with an annual increase of 4% each year on the anniversary date. Total fees for the three months ended March 31, 2009, and 2008 were $9,536 and $9,411, respectively.

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll County Grain Growers, Inc.  Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year.  The Company agreed to pay $0.116 per bushel over Ray-Carroll County Grain Growers, Inc.’s posted bid at their Carrollton facility, with the rate increasing annually by 3.0%.  At March 31, 2009 and December 31, 2008, the rate was $0.1268 and $0.1231, respectively. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company.  Corn costs included in cost of sales related to the agreement for the three months ended March 31, 2009 were approximately $15,896,000.

As of March 31, 2009 and December 31, 2008, amounts due Ray-Carroll County Grain Growers, Inc. included in accounts payable totaled approximately $2,291,000 and $939,000, respectively.  As of December 31, 2008, the Company  entered into forward purchase contracts under this agreement with Ray-Carroll County Grain Growers totaling 4.9 million bushels for delivery through May, 2009 at prices ranging from $5.80 to $7.20 per bushel.  These contracts were written down to the lower of cost or market which resulted in recording an unrealized loss on forward purchase contracts of $14,135,849 at December 31, 2008.  As part of the Company’s negotiations with FCS related to debt covenant solutions, the Company was required to settle the corn forward purchase contracts.  Pursuant to the requirement, the Company entered into a conversion agreement with Ray-Carroll County Grain Growers, Inc. to settle the corn forward purchase contracts for $15.5 million resulting in an additional loss of $1,364,151 for the three months ended March 31, 2008.  For terms of settlement on the corn forward purchase contracts, see Note 7.

At March 31, 2009, the Company had variable priced ethanol forward sales contracts totaling 5,712,000 gallons for delivery through May, 2009.

The Company has entered into a marketing agreement with a marketing company for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The agreement extends for a period of five years from the time the Company originally ships ethanol.  The Company pays the marketing company 1% per net gallon for each gallon of ethanol sold by the marketing company.  Marketing expense recorded by the Company related to the agreement totaled approximately $196,403 for the three months ended March 31, 2009.

In August 2007, the Company entered into a marketing agreement with Ray-Carroll County Grain Growers, Inc. that specifies that Ray-Carroll will be the exclusive marketer of all distiller grain products produced by the Company.  The Company agrees to pay a marketing fee to Ray-Carroll of 2.5% to 4.5% of the net price of the distiller grains, depending on type; however, the fee shall not be less than $1 per ton.  The contract began May 22, 2008 and has an initial term of three years.  Amounts totaling approximately $137,000 and 594,000 due the Company for distiller grain marketed under this agreement are included in accounts receivables as of March 31, 2009 and December 31, 2008, respectively.

11.	ETHANOL PRODUCER CREDIT

The State of Missouri sponsors the Missouri Qualified Fuel Ethanol Producer Incentive Program that pays $0.20 per gallon produced for the first 12,500,000 gallons and then $0.05 per gallon produced for the next 12,500,000 gallons for a total incentive payment of $3,125,000 during a program year beginning July 1st. Our production reached the 25,000,000 gallon limit in February, 2009.  We will receive no further payments until the new program begins on July 1, 2009. Generally, we will be qualified to participate in this program for a total of 60 months.   Credits totaling approximately $150,000 and $197,000 are included in accounts receivable as of March 31, 2009 and December 31, 2008, respectively.

12.	MANAGEMENT’S CONSIDERATION OF LIQUIDITY AND WORKING CAPITAL

In an effort to cure financing covenant defaults, the Company negotiated amendments to its existing credit agreements with FCS Financial, PCA.   The amendments reset the financial requirements of the minimum working capital and the minimum fixed charge coverage covenants and delete the minimum equity and the minimum net worth covenants after March 31, 2009 until the maturity date of each loan.  The term loan amendment permits the Company to defer up to four principal payments, delays the excess cash flow sweep until January 1, 2011, requires the Company to comply with new cash flow reporting and hedging policy obligations.

The Company obtained additional capital in a fundraising simultaneously with the amendment to the credit agreements, totaling $3,862,968 in cash from current members.  The Company also received additional capital in the form of a $2,000,000 write off of forward purchase corn contracts with Ray-Carroll County Grain Growers, Inc. as part of a conversion agreement.

The conversion agreement required the settlement of the outstanding forward corn purchase contracts.  The agreement fixed the value of outstanding forward purchase contracts of corn at $15.5 million, and required the Company to make payment to Ray-Carroll on the corn contracts in the amount of $1.5 million, accept a write-off of $2.0 million worth of corn contracts in exchange for $2.0 worth of capital contribution and settle the remaining debt by the Company’s issuance of a $12 million secured promissory note to Ray-Carroll.  In addition, the Conversion Agreement also establishes certain financial conditions of the Company upon which the $1 million 9% Subordinated Secured Promissory Note previously issued by the Company to Ray-Carroll may mature on June 5, 2011 instead of June 5, 2010.  In return for the potential delayed maturity of the $1 million note, the Company may not make financial distributions to its members until such $1 million note is repaid.

As a result of the additional capital raised and the amended financing agreements, the Company believes it has adequate capital and financing arrangements to meet its current needs.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.  These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).  Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

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

The following discussion should be read in conjunction with the accompanying unaudited financial statements and footnotes and our December 31, 2008 audited financial statements included in Show me Ethanol, LLC’s annual report on Form 10-K, as amended.  Those financial statements include additional information about our significant accounting policies and practices and the events that underlie our financial results.  Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties.

Overview

Show Me Ethanol, LLC (the “Company”) is a Missouri limited liability company that processes corn into and sells fuel grade ethanol and distillers grains.  Our plant has an approximate production capacity of 55 million gallons per year (mgpy) and is located in Carroll County, Missouri (the “Ethanol Plant”).  We began construction of the Ethanol Plant in June 2007 and began operations in late May 2008. The total cost of our Ethanol Plant was about $81.4 million and we currently employ thirty-seven full time employees.

Since we became operational in May 2008, we do not yet have comparable income, production or sales data for the three months ended March 31, 2009.  Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of the first three months of 2008 and the first three months of 2009, it is important that you keep this in mind.

Selected Financial Information

The following table shows some results of our operations for the three months ended March 31, 2009:

	Quarter Ended March 31, 2009 (Unaudited)	Percent
Sales	$20,949,836	99.0%
Ethanol Producer Credit	209,924	1.0%
Total Sales	21,159,760	100%

Cost of Sales	21,410,756	101.2%
Loss on Forward Contracts	1,364,152	6.5%
General and Administrative Expenses	537,532	2.5%
Interest Expense	608,010	2.9%
Interest and other income	373,459	1.8%
	—	—
Net Loss	$2,387,231	11.3%

Sales

Our sales are divided into two categories: sales of fuel ethanol and sales of distillers grains.  For the three months ended March 31, 2009, we received approximately 80% of our sales from the sale of fuel ethanol and approximately 19% of our sales from the sale of distillers grains.  We expect the sale price of our fuel ethanol to remain relatively consistent with current levels based on information from our marketer and other factors, including the price of gasoline and petroleum.

We continue to explore, through our ethanol marketer, ways to expand into market areas in the southeastern United States.  Should we be successful in selling our product into a new geographical region we believe we will attain higher margins for our product than we are currently getting.  At this time, our efforts have only been preliminary and we cannot predict the likelihood of expanding our sales into the southeastern United States nor predict what profit levels we may be able to attain.

Ethanol Producer Credit

The State of Missouri sponsors the Missouri Qualified Fuel Ethanol Producer Incentive Program that pays $0.20 per gallon produced for the first 12,500,000 and then $0.05 per gallon produced for the next 12,500,000 gallons for a total incentive payment of $3,125,000 during a program year beginning July 1st.  Our production exceeded the 25,000,000 gallon limit in February, 2009.  We will receive no further payments until the new program cycle begins on July 1, 2009.  We expect that we will be qualified to participate in this program for a total of 60 months.

Cost of Sales

Our cost of sales as a percentage of total sales was 108%, including the loss on forward contracts,  for the three months ended March 31, 2009.  Our average cost paid for corn per bushel was $3.96 for this period.  Our two largest costs of production are corn and natural gas.  Both of these costs are affected by factors largely out of our control.

We do not have any views as to the projected cost of natural gas.

Please see the analysis below under “Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold”.

General and Administrative Expenses

Our general and administrative expenses as a percentage of total sales was 2.5% for the three months ended March 31, 2009.  We expect that general and administrative expenses will remain relatively constant for the rest of the fiscal year.

Interest Expense

Interest expense as a percentage of total sales was 2.9% for the three months ended March 31, 2009.  On October 7, 2008 our construction loan, which we refer to below as the “Term Loan,” was converted to a variable rate loan based on the prime rate.  After December 31, 2008, the interest rate was changed to LIBOR + 3.5%.  The current rate applied to outstanding balances is 4%.

Additional Operational Data

For the quarter ended on  March 31, 2009, our operating statistics are as follows:

Ethanol sold (gallons)	11,513,654
Dried distillers grains sold (tons)	27,785
Modified distillers grains sold (tons)	9,049
Ethanol average price per gallon	$1.49
Dried distillers grain average price per ton	$127.90
Modified distillers grain average price per ton	$65.51
Average corn cost per bushel	$3.96

The average corn cost per bushel is determined by the cost of the corn that was used in the production of ethanol during the period reported and not a reflection of corn that was bought during the period of this report.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations

We continue to be subject to industry-wide factors, as well as factors affecting the economy at large, that affect our operating and financial performance.  The industry-wide factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; dependence on our ethanol marketer (Eco-Energy) and distillers grains marketer (Ray-Carroll County Grain Growers, Inc.) to market and distribute our products; the cost of gasoline and petroleum; the intensely competitive nature of the ethanol industry, including ethanol imported from Caribbean basin countries and Brazil; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

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

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll County Grain Growers, Inc.  Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year.  The Company agreed to pay $0.116 per bushel over Ray-Carroll County Grain Growers, Inc.’s posted bid at their Carrollton facility, with the rate increasing annually by 3.0%.  At March 31, 2009 the rate was $0.1268. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company.  Corn costs included in cost of sales related to the agreement for the three months ended March 31, 2009 were approximately $15,900,000.  The Company had entered into forward purchase contracts under this agreement with Ray-Carroll County Grain Growers, Inc. totaling 4.9 million bushels for delivery through May, 2009 at prices ranging from $5.20 to $7.20 per bushel.  These contracts were written down to the lower of cost or market which resulted in recording unrealized losses on future contracts.  The Company entered into a Conversion Agreement, dated as of March 31, 2009 with Ray-Carroll County Grain Growers, Inc. to settle the outstanding forward corn purchase contracts at $15.5 million, make payment to Ray-Carroll on the corn contracts in the amount of $1.5 million, provide settlement of $2.0 million of  the corn contracts liability in exchange for a $2.0 million capital contribution and settle the remaining liability through the Company’s issuance of a $12 million subordinated secured promissory note to Ray-Carroll.

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost.  We expect continued volatility in the natural gas market.  Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Liquidity and Capital Resources

As of March 31, 2009, we had total assets of $88,467,742 consisting primarily of cash, prepaid expenses, inventories and property, plant and equipment.  We had current liabilities of $12,130,082, which was the current portion of long-term debt and accounts payable.  Total members’ equity as of March 31, 2009, was $17,458,136.

The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business.

On March 31, 2009 the Company completed a fundraising totaling $3,862,968 in cash and $2,000,000 in settlement of corn forward contract liability as part of a voluntary capital fundraising from current members (the “Fundraising”).  As part of the Fundraising, participating member’s capital accounts were credited by the amount of each member’s capital contribution, resulting in such contributing members owning a greater percentage of the business in the form of voting rights and distributions than before the Fundraising; however, no additional membership units were issued.

Term Loan

On March 7, 2007, the Company entered into a $48,000,000 construction loan (the “Term Loan”) pursuant to a Construction and Term Loan Agreement (the “Term Loan Agreement”) with FCS Financial, PCA serving as the administrative agent for the transaction.  The participating banks in the Term Loan include FCS Financial, PCA, AgriBank, FCB, Southwest Bank, CoBank, ACB, 1st Farm Credit Services, FLCA, Bank Midwest, N.A. and Progressive FCS (collectively, the “Banks”).  The Term Loan has a maturity date of October 7, 2018.  The Term Loan is secured by a first priority security interest in our real and personal property, including our interest in the Ethanol Project.  Under the terms of the Term Loan Agreement, 50% of our Excess Cash Flow, as defined in the Term Loan Agreement, is to be applied on an annual basis to prepay the Term Loan until such time as $15,000,000 of our Excess Cash Flow has been used to prepay the Term Loan.

On March 31, 2009, the Company’s Term Loan was amended.  The amendment permits the Company to defer up to four term loan principal payments, delays the excess cash flow sweep until January 1, 2011, requires the Company to comply with new cash flow reporting and hedging policy obligations, requires the Company to hire a plant manager and a risk manager, and requires the Company to make a commercially reasonable inquiry into amending its existing air permit.  The amendment also deletes the Minimum Equity and the Minimum Net Worth covenants after March 31, 2009 until the maturity date of the loan.  The amendment also resets the financial requirements of the Minimum Working Capital and the Minimum Fixed Charge Coverage covenants.  Pursuant to the term loan amendment, the Company deferred its February 1, 2009 term loan payment.

At March 31, 2009, the Company was in compliance with Term Loan covenants.

Revolving Loan

On November 6, 2007, the Company as borrower entered into a revolving credit agreement with FCS Financial, PCA (“FCS”) as lender for a total borrowing up to $5 million (the “Revolving Credit Agreement”). The purposes of the Revolving Credit Agreement is to (i) fund proper corporate business purposes of the Company, (ii) fund the Company’s maintenance capital expenditures and (iii) to finance letters of credit.  Borrowings under the Revolving Credit Agreement are subject to availability under a borrowing base calculation based on accounts receivable, inventory and accounts payable.  Each borrowing, at the option of the Company, can be either a revolving base rate loan or a revolving LIBOR rate loan  plus 3.5% at December 31, 2008, and 2.5% at March 31, 2009 (in either case, a “Revolving Loan”).  The Company may select interest periods of one, two, three or six months for LIBOR loans.  The Revolving Loan is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company, secured equally and ratably with the Term Loan on the same lien priority basis.  On March 31, 2009 the Company amended its Revolving Credit Agreement to, among other things, modify the maturity date of the Revolving Loans to be due in full on June 2, 2010.  The financial covenants in the Revolving Credit Agreement were also amended in the same way as in the Term Loan.

On March 31, 2009, the Company was in compliance with all Revolving Credit Agreement covenants.

The 2010 Notes

On June 5, 2008, the Company entered into a purchase agreement whereby approximately 40 accredited investors named therein purchased approximately $3.6 million worth of 9% subordinated secured notes (the “Notes”) issued by the Company.  The Notes bear interest at 9% per annum computed on the basis of a 360-day year for the actual number of days elapsed and will mature on June 4, 2010.  Interest will be payable annually, with the first installment being payable on June 5, 2009, and thereafter on June 4, 2010, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, will be immediately due and payable in full.  The Notes are secured pursuant to a loan and security agreement among the Company as debtor, the State Bank of Slater as agent and the holders from time to time as a party thereto as lenders dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Notes. The Notes are also secured by a leasehold deed of trust, assignment of rents and security agreement, among the Company as grantor, Thomas Kreamer as trustee and the Bank of Slater as grantee dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Notes.  The Company also agreed that debt created by the issuance of the Notes is subordinate to loans provided primarily by FCS.  On March 31, 2009, the Company entered into a  Conversion Agreement that established certain financial conditions whereby a previously issued $1 million 9% Subordinated Secured Promissory Note issued by the Company to Ray-Carroll on June 5, 2008  may mature on June 5, 2011 instead of June 5, 2010.  In return for the potential delayed maturity of the $1 million note, the Company may not make financial distributions to its members until such $1 million note is repaid.

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

The 2014 Note

On March 31, 2009 the Company issued a $12 million subordinated secured promissory note to Ray-Carroll County Grain Growers, Inc.  The $12 million note will mature on March 31, 2014 and bears interest, payable quarterly, at the rate of LIBOR plus 4.5%.  Principal is due at maturity; however, the note also contains an excess quarterly cash sweep that is effective upon the end of the first quarter in 2011, granting Ray-Carroll 50% of all such excess quarterly cash as defined in the $12 million note.  The $12 million note is secured by a leasehold deed of trust pledged by the Company to Ray-Carroll for the ethanol plant’s real property.  The $12 million note is also secured by a security agreement which grants a security interest to Ray-Carroll over substantially all the Company’s current or future personal property as collateral for the $12 million note.

Off-Balance Sheet Arrangements

The Company has variable priced ethanol forward sales contracts not shown on the balance sheet.  The Company believes that due to the variable price and limited nature of the contracts, such contracts do not have an affect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  Pursuant to the marketing agreement between the Company and Eco-Energy, Inc. (previously filed as Exhibit 10.5 to the Company’s Form 10-SB, and incorporated herein by reference), the Company contracts to sell ethanol to Eco-Energy, Inc. under forward sales contracts with a typical forward delivery date of two weeks.  An entry of a sale and receivable onto the Company’s balance sheet is made only at the time of delivery.  The price of the ethanol subject to the forward contract is based on OPIS index pricing.  These forward sales contracts are used in order to ensure that the Company will have a buyer for its ethanol product, once produced.  All revenue and cash flows sourced to sales of ethanol are comprised of spot priced contracts and forward sales contracts.  These contracts are subject to the Eco-Energy, Inc. marketing agreement and are expected to continue through the duration of the contract (May 2013).  Due to the relatively short time frame between entering into the sale contract and recording the sale, the nature of OPIS index pricing and the prevalence of this sale process in the industry the Company does not view these forward sales contracts as a source of risk to the Company’s financial position or financial reporting, nor does it view these forward sales contracts as material information for investors.

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

As required by SEC Rule 15d-15(b), our Principal Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

At December 31, 2008 and as of March 31, 2009, management identified material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting regarding proper (1) inventory accounting and (2) preparation of financial statements. Management also identified significant deficiencies relating to (1) the Company’s use of information technology, (2) adjustments to accounts receivable and (3) lack of segregation  of accounting duties by the Chief Financial Officer.

The identified material weaknesses are being remediated as follows: (1) the Company now counts physical inventory using consistently applied accounting procedures as well as implementing additional supervisory oversight and (2) the Company is currently evaluating the cost-benefit trade-off of using external consultants to provide advice regarding the preparation of complete and adequate financial disclosures.

The identified significant deficiencies are being remediated as follows: (1) the Company’s significant deficiencies regarding the use of information technology (including lack of oversight for financial data entry, over-reliance on electronic spreadsheets, password control, lack of review of Chief Financial Officer’s information technology access privileges, lack of review of master file changes and lack of due diligence on information technology service providers), each are under review and procedures will be modified where possible to remediate the deficiency, (2) future adjustments to accounts receivable will be reviewed and compared to physical shipments for proper treatment of accounts receivable timing and value and (3) lack of segregation of accounting duties under the responsibility of the Chief Financial Officer is under review as well; the Company is considering the viability and cost of hiring additional personnel to segregate accounting duties.

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

The State of Missouri sponsors the Missouri Qualified Fuel Ethanol Producer Incentive Program that pays $0.20 per gallon produced for the first 12,500,000 gallons and then $0.05 per gallon produced for the next 12,500,000 gallons for a total incentive payment of $3,125,000 during a program year beginning July 1st. Our production exceeded the 25,000,000 gallon limit in February 2009 and we will receive no further payments until the new program begins on July 1, 2009. Generally, we will be qualified to participate in this program for a total of 60 months. The elimination or significant reduction in this Program could have a material adverse effect on our results of operations.  Further, once the 60 months allowed by the program lapses, our profitability may be impacted.  Also, because we will produce more than the 25,000,000 gallons of ethanol eligible for this credit in any one calendar year, our profit margin on each gallon produced over 25,000,000 gallons will decrease.

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

The price of ethanol is not necessarily correlated to gasoline prices and/or corn

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

The terms of our existing debt financing agreements contain, and any future debt financing agreement we enter into may contain, financial, maintenance, organizational, operational and other restrictive covenants. If we are unable to comply with these covenants or service our debt, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business, results of operations and financial condition and thus, you could lose your entire investment. Our debt arrangements also include subordinated debt, which contain restrictions and be on less favorable terms than our senior debt. If we issue subordinated debt, we may have to give the lender the right to take control of our business in the event of a default or other rights and benefits as the lender may require, which may impose onerous financial restrictions on our business.  The foregoing risks and hindrances are further exacerbated by the current global economic debt market conditions and may significantly impede or completely eliminate our access to capital markets.

We have incurred significant losses and negative operating cash flow in the past and we may incur significant losses and negative operating cash flow in the future. Continued losses and negative operating cash flow may negatively affect our operations and prevent us from expanding, or continuing to operate, our business.

We have incurred significant losses and negative operating cash flow in the past.  We expect to rely on cash on hand, cash, if any, generated from our operations and cash, if any, generated from our financing activities to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may negatively affect our operations and prevent us from expanding our business or may prevent us from continuing the business as a going concern. Continued losses and negative operating cash flow are also likely to make our capital raising needs more acute while limiting our ability to raise additional financing on satisfactory terms.

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

We are dependent on Eco-Energy for all Distribution of Our Ethanol

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

We cannot rely on long-term ethanol orders or commitments by our customers for protection from the negative financial effects of a decline in the demand for ethanol. The limited certainty of ethanol orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because of the relatively small number of customers for our ethanol, the magnitude of the ramifications of these risks is greater than if our sales were less concentrated. As a result of our lack of long-term ethanol orders and commitments, we may experience a rapid decline in our sales and profitability.

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

In connection with the report of our financial statements for the year ended December 31, 2008, and quarter ended March 31, 2009, we identified several material weaknesses and significant deficiencies in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.  We may have future deficiencies or weaknesses in our internal controls over financial reporting.

Any material weaknesses or significant deficiency could cause us to fail to meet our reporting obligations and subsequently impair our ability to raise money or operate the business.

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

SHOW ME ETHANOL, LLC

Date: May 15, 2009

By: /s/ Richard A. Hanson

Name:  Richard A. Hansonl
Title:    Chief Financial Officer