Form 10-Q/A
period 2009-03-31
Show Me Ethanol, LLC
filed 2009-07-01
CIK 1397872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1
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

EXPLANATORY NOTE

This Amendment No. 1 to Show Me Ethanol, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed on May 15, 2009 (the “Original Filing”), is being filed to amend Exhibits 31.1 and 31.2.  Item 6 of Part II of this Amendment No. 1 has also been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than as stated above, no other information in the Original Filing has been amended or modified hereby.

PART II - OTHER INFORMATION
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

SHOW ME ETHANOL, LLC

Date: July 1, 2009

By:	/s/ Richard A. Hanson

Name:	Richard A. Hanson
Title:	Chief Financial Officer