Form 10-Q
period 2009-06-30
Show Me Ethanol, LLC
filed 2009-09-17
CIK 1397872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐    No ☒

As of June 30, 2009, the latest practicable date, 1,498 of the issuer’s Class A Membership Units, were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOW ME ETHANOL, LLC

CONDENSED BALANCE SHEETS

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$3,024,819	$608,143
Accounts receivable	2,959,640	1,710,916
Accounts receivable - related party	529,419	593,939
Prepaid expenses	639,180	537,141
Inventory	2,621,123	4,101,379
Total current assets	9,774,181	7,551,518

PROPERTY, PLANT AND EQUIPMENT
Operating equipment	69,769,073	69,265,196
Land and buildings	11,732,018	11,732,018
Accumulated depreciation	(8,826,354)	(4,822,163)
Property, plant and equipment, net	72,674,737	76,175,051

OTHER ASSETS	586,282	616,665
Total assets	$83,035,200	$84,343,234

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable, including related party; 2009 - $169,108, 2008 - $938,751	$829,523	$1,361,803
Accrued expenses	202,965	449,223
Accrued loss on forward contracts	–	14,135,849
Current portion of long term debt and revolving line of credit, including related party debt; 2009 - $1,240,000	10,891,312	50,702,495
Total current liabilities	11,923,800	66,649,370

LONG-TERM DEBT, including related party debt; 2009 - $13,000,000, 2008 - $2,240,000	55,082,147	3,711,465
Total liabilities	67,005,947	70,360,835

MEMBERS' EQUITY
Class A capital units, 1,498 issued	26,132,300	22,969,600
Class B capital units, 422 issued	8,317,365	6,317,365
Class C capital units, 213 issued	3,889,386	3,189,118
Retained earnings (deficit)	(22,309,798)	(18,493,684)
Total members' equity	16,029,253	13,982,399
Total liabilities and members' equity	$83,035,200	$84,343,234

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

SALES
Ethanol Sales	$22,393,516	$6,862,994	$39,343,650	$6,862,994
Distillers Sales to related party	4,853,704	1,639,417	8,853,406	1,639,417
Ethanol producer credit	–	870,173	209,924	870,173
Total sales	27,247,220	9,372,584	48,406,980	9,372,584
COST OF SALES
Cost of sales (related party cost of sales - Note 9)	27,099,056	8,066,768	48,313,410	8,066,768
Loss on forward contracts with a related party (Note 9)	–	–	1,364,152	–
Total cost of sales	27,099,056	8,066,768	49,677,562	8,066,768
Gross income (loss)	148,164	1,305,816	(1,270,582)	1,305,816
GENERAL AND ADMINISTRATIVE
EXPENSES
General and administrative expenses	894,982	593,269	1,628,916	805,409
Total general and administrative expenses	894,982	593,269	1,628,916	805,409
Operating (loss) income	(746,818)	712,547	(2,899,498)	500,407
OTHER INCOME (EXPENSE)
Interest expense	(520,103)	(225,395)	(1,077,715)	(229,589)
Interest expense - related party	(205,616)	(11,200)	(256,016)	(11,200)
Interest and other income	43,656	9,704	417,115	36,438
Net other income (expense)	(682,063)	(226,891)	(916,616)	(204,351)
Net (loss) income	$(1,428,881)	$485,656	$(3,816,114)	$296,056

Net (loss) income per unit-per thousand dollars of capital contributed	($44.66)	15.18	($119.27)	9.25

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC

CONDENSED STATEMENTS OF MEMBERS' EQUITY

For the Six Months Ended June 30, 2009 (unaudited) and the Year ended December 31, 2008

	Class A		Class B		Class C		Retained
Balance January 1, 2008	1,498	$22,969,600	422	$6,317,365	213	$3,189,118	$488,670	$32,964,753
Net loss	–	–	–	–	–	–	(18,982,354)	(18,982,354)
Balance, December 31, 2008	1,498	$22,969,600	422	$6,317,365	213	$3,189,118	$(18,493,684)	$13,982,399
Capital contribution		$3,162,700		$2,000,000		$700,268		5,862,968
Net loss	–	–	–	–	–	–	(3,816,114)	(3,816,114)
Balance, June 30, 2009	1,498	$26,132,300	422	$8,317,365	213	$3,889,386	$(22,309,798)	$16,029,253

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,816,114)	$296,056
Items not requiring (providing) cash:
Depreciation and amortization	4,045,390	727,779

Changes in:
Accounts receivable	(1,184,204)	(1,700,899)
Prepaid expenses	(102,039)	(84,917)
Accounts payable and accrued expenses	(855,605)	1,230,626
Inventories	1,480,256	(6,548,210)
Accrued loss on forward contracts	(135,849)	–
Other assets and liabilities	(815)	104,072
Net cash used by operating activities	(568,980)	(5,975,493)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(426,811)	(25,561,266)
Net cash used in investing activities	(426,811)	(25,561,266)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and revolving line of credit	796,997	32,602,962
Payments on capital lease obligations	(13,601)	–
Payments for financing costs	(10,000)	–
Principal payments on long-term debt	(1,223,897)	(26,700)
Voluntary capital contribution	3,862,968	–
Net cash provided by financing activities	3,412,467	32,576,262
Net change in cash	2,416,676	1,039,503
Cash, beginning of period	608,143	4,652,087
Cash, end of period	$3,024,819	$5,691,590

Supplemental Cash Flow Information Interest paid (net of amount capitalized)	$1,500,021	$240,789
Settlement of accrued loss on forward contracts by
issuance of long-term debt	12,000,000	–
Settlement of accrued loss on forward contracts
in lieu of capital contribution	2,000,000	–
Property, plant and equipment included in accounts payable	77,067	3,513,999
Loan fees and interest capitalized in construction in progress	–	967,847

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying condensed financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The results of operations for the period are not necessarily indicative of the results to be expected for a full year. The condensed balance sheet as of December 31, 2008 has been derived from the audited balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K Annual Report for 2008 filed with the Securities and Exchange Commission.

Description of business: Show Me Ethanol, LLC is a limited liability company organized in the State of Missouri for the purpose of developing, owning and operating a 55 million gallon per year dry-mill ethanol plant and related co-products processing facility in west central Missouri. Show Me Ethanol, LLC was organized on January 24, 2006 and began operations May 22, 2008 and ceased reporting as a development stage company as of that date. The total deficit accumulated during the development stage amounted to approximately $57,000. The financial statements are presented in accordance with generally accepted accounting principles in the United States of America.

Fiscal reporting period: The Company has adopted a fiscal year ending December 31st for reporting financial operations.

Management estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates that were used.

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

Capitalized interest: Interest costs incurred on borrowings during the construction period were capitalized as part of the cost of the ethanol plant. Total interest and fees capitalized during the three and six months ended June 30, 2008 was $408,049 and 967,847, respectively No interest was capitalized during 2009. Capitalized interest from inception through startup at May 22, 2008, was $1,532,303.

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

Capital contributions: On March 31, 2009 the Company completed a fundraising totaling $3,862,968 in cash and $2,000,000 in settlement of corn forward contract liability as part of a voluntary capital fundraising from current members. As part of the fundraising, participating member’s capital accounts were credited by the amount of each member’s capital contribution, resulting in such contributing members owning a greater percentage of the business in the form of voting rights and economic interests than before the fundraising, however no additional membership units were issued. As a result, subsequent to March 31, 2009, earnings are allocated pro rata based on each member’s capital contributed to the total contributed capital, and earnings per unit has been replaced with earnings per thousand dollars of capital contributed. Since each membership unit (A, B, and C units) was issued at $15,000 per unit, the change in allocation has no affect on prior periods.

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

Missouri tax credits: The Company has recognized $371,021 in Missouri Enhanced Enterprise Zone tax credits in other income on the condensed statement of operations during the six months ended June 30, 2009.

Fair value of financial instruments: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009, and December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due primarily to their short-term nature or variable interest rate terms. These financial instruments include cash, accounts receivable, accounts payable, and long-term debt. Fair values were assumed to approximate carrying values for these financial instruments.

Recently issued accounting pronouncements: On March 19, 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items effect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

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

Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As of June 30, 2009, the Company does not hold any derivative instruments. As a result, the adoption of this Statement had no impact on the financial statements of the Company.

In May 2009 FASB issued Statement No. 165 Subsequent Events. Statement No. 165 establishes principles and requirements for subsequent events. In particular, this statement sets forth: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements,( b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, and (c) the disclosures that an entity shall make about events or transactions that occur after the balance sheet date.

Statement No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement had no impact on the financial statements of the Company.

Subsequent events: Subsequent events have been evaluated through September 17, 2009, which is the date the financial statements were issued.

Forward contracts: The Company uses ethanol forward sales contracts to manage the exposure to price risk related to corn purchases and ethanol sales. At June 30, 2009, the Company had approximately 725,000 bushels of corn purchased on forward contracts at $3.81 per bushel. This represents about two weeks of consumption at current production levels, and delivery on the contract occurred during July. Settlement of forward sales contracts occurs through delivery of quantities expected to be sold by the Company over a reasonable period in the normal course of business. As a result, these forward contracts qualify for the normal purchases and sales exception under the provision of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. This exception exempts these contracts from being recorded at fair value and instead subjects them to a lower of cost or market evaluation. Should the cost of forward contracts exceed the market value of contracts that qualify for the normal purchases and sales exception, an unrealized loss will be recognized by the Company in results of operations in the period the loss occurs. The Company recorded losses on forward contracts totaling $1,364,152 for the six months ended June 30, 2009. There were no losses recognized on forward contracts for the six months ended June 30, 2008. The Company recorded unrealized losses on forward contracts totaling approximately $14,136,000 for the year ended December 31, 2008. See also Note 9 for a discussion of the Company’s use of variably priced ethanol forward sales contracts.

2.	RELATED PARTIES

On April 30, 2007 the Company entered into an agreement of right of first purchase and right of first refusal with Ray-Carroll Grain Growers, Inc. (herein “Ray-Carroll”), an investor (the “buy-sell agreement”). Pursuant to the buy-sell agreement, the Company has granted a right of first purchase and a right of first refusal to purchase all or any part of the property comprising the ethanol plant. In exchange, Ray-Carroll has granted the Company a right of first purchase and a right of first refusal to purchase all or any part of certain grain elevator property. The buy-sell agreement’s term is through April 30, 2027.

The Company also has multiple agreements in place with Ray-Carroll, as noted in Note 9 and has sold subordinated secured notes to members as more fully described in Note 6(E).

3.	INVENTORIES

Inventories are physically counted at each month end and are valued using the lower of first-in first-out (FIFO) cost or market. They consisted of the following at June 30, 2009:

Ethanol	$442,426
Corn	272,297
Distillers dried grains	114,966
Work in process	1,044,016
Production chemicals	284,015
Other	463,403
Total	$2,621,123

4.	INTANGIBLE ASSETS

Intangible assets are recorded at cost. Loan origination costs are being amortized over the term of the related loans using the interest method. The carrying basis and accumulated amortization of recognized intangible assets recorded in other assets at June 30, 2009 and December 31, 2008, were:

	June 30, 2009		December 31, 2008
Amortized intangible assets	Gross Carrying Amount	Amortization	Gross Carrying Amount	Amortization
Loan origination costs	$541,217	$127,234	$531,217	$86,036
Permits	100,472	–	95,857	–
Total	$641,689	$127,234	$627,074	$86,036

Amortization expense for the three and six months ended June 30, 2009 was $20,474 and $41,198 respectively. Amortization for the three and six months ended June 30, 2008 was $11,779. Estimated amortization expense for each of the following five years is:

2010	$111,867
2011	66,009
2012	57,715
2013	49,421
2014	41,126

5. REVOLVING CREDIT AGREEMENT

On November 6, 2007, the Company entered into a revolving credit agreement with FCS for up to $5,000,000. Borrowings under the revolving credit agreement are subject to availability under a borrowing base calculation based on accounts receivable, inventory and accounts payable. Each borrowing, at the option of the Company, can be a revolving base rate loan or a revolving LIBOR rate loan plus 3.5% at December 31, 2008, and 2.5% at June 30, 2009. The interest rates at June 30, 2009 and December 31, 2008 were 2.8% and 5.4%, respectively. The revolving credit agreement includes a 0.50% closing fee, paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly. The revolving credit agreement is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company. On March 31, 2009, the Company amended its revolving credit agreement among the Company and the Senior Lender executed on November 6, 2007 to reestablish a maximum borrowing amount of $5,000,000 (subject to borrowing base availability) and modify the maturity date of the revolving loan to be due in full on June 2, 2010. As of June 30, 2009 and December 31, 2008, the amount borrowed under the credit agreement was $3,449,242 and $2,652,245, respectively.

Under the terms of the revolving credit agreement, the Company may request that FCS issue one or more letters of credit, subject to borrowing availability. The Company agrees to pay FCS a fee of 2.5%, payable quarterly, on the face amount of each letter of credit issued. As of June 30, 2009, a $120,000 undrawn letter of credit was issued by FCS on behalf of the Company to cover bonding provisions. The letter of credit had a one-year term and was considered a portion of the revolving credit agreement. At December 31, 2008 there were no letters of credit outstanding.

6. FINANCING ARRANGEMENTS

Construction note and Term Loan(A)	$46,800,000
Subordinated related party note (B)	12,000,000
Equipment notes (C)	59,337
Capital lease obligations (D)	74,880
Subordinated related party notes (E)	3,590,000
Total long term debt	$62,524,217
Less current maturities	7,442,070
$55,082,147

(A) On March 1, 2007, the Company entered into a credit agreement with FCS Financial, PCA (herein “FCS”) under which FSC will perform agent and servicing responsibilities in the closing and funding of a $48 million construction and term loan agreement for the Company. The construction loan was converted to a term loan October 7, 2008 and is being repaid over ten years until it matures on October 7, 2018. The term loan requires quarterly principal payments of $1,200,000, which began February 1, 2009, with interest payable monthly at the prime rate at December 31, 2008, and at LIBOR plus 3.5% at June 30, 2009 (3.81% and 4.00% at June 30, 2009 and December 31, 2008, respectively). The Company will also be required to pay fifty percent of its excess cash flow, as defined in the loan agreement, on an annual basis to repay the loan until such time as $15,000,000 of excess cash flow has been used to reduce the principal balance of the loan.

On March 31, 2009, the term and revolving credit agreements were amended. The amendments permit the Company to defer up to four term loan principal payments, delay the excess cash flow sweep until January 1, 2011, require the Company to comply with new cash flow reporting and hedging policy obligations, require the Company to hire a plant manager and a risk manager and require the Company to make a commercially reasonable inquiry into amending its existing air permit. The amendment also deleted the Minimum Equity and the Minimum Net Worth covenants after March 31, 2009 until the maturity date of the loan. The Third Term Amendment also reset the financial requirements of the Minimum Working Capital and the Minimum Fixed Charge Coverage covenants. Pursuant to the term loan amendment, the Company deferred its February 1, 2009 term loan payment. The loan is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company.

(B) Simultaneous with the closing of the capital contribution fundraising and financing amendments, the Company entered into a Conversion Agreement, dated as of March 31, 2009 with Ray-Carroll to settle the outstanding forward corn purchase contracts at $15.5 million, make payment to Ray-Carroll on the corn contracts in the amount of $1.5 million, provide settlement of $2.0 million of the corn contracts liability in exchange for a $2.0 million capital contribution and settle the remaining liability through the Company’s issuance of a $12 million subordinated secured promissory note to Ray-Carroll. Ray-Carroll is the largest equity owner of the Company, the Company’s sole distributor of distillers’ grains and the Company’s sole supplier of corn (See Note 9). In addition, the Conversion Agreement also establishes certain financial conditions whereby a previously issued $1 million 9% subordinated secured promissory note issued by the Company to Ray-Carroll on June 5, 2008 may mature on June 5, 2011 instead of June 5, 2010 (see section E). In return for the potential delayed maturity of the $1 million note, the Company may not make financial distributions to its members until such $1 million note is repaid.

The $12 million note will mature on March 31, 2014 and bears interest, payable quarterly, at the rate of LIBOR plus 4.5% (4.91% at June 30, 2009). Principal is due at maturity; however, the note also contains an excess quarterly cash sweep that is effective upon the end of the first quarter in 2011, granting Ray-Carroll 50% of all such excess quarterly cash as defined. The $12 million note is secured by a leasehold deed of trust pledged by the Company to Ray-Carroll as defined for the ethanol plant’s real property. The $12 million note is also secured by a security agreement which grants a security interest to Ray-Carroll over substantially all the Company’s current or future personal property as collateral for the $12 million note. Interest totaled $155,216 for the three and six months ended June 30, 2009.

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

(C) In March 2007, the Company purchased a piece of equipment for $113,800 with $106,300 being financed by the equipment manufacturer. The Company is required to make five annual payments of $23,383, including interest at 5.0% with the last payment being due in March 2011. As of June 30, 2009, the outstanding balance on this loan is $43,466. The Company also has an equipment note payable totaling $15,871. This note is due in 36 monthly installments of principal and interest of $701, with the final installment due July, 2011. The note accrues interest at a variable rate of Citibank, N. A. prime plus 0.60% (3.85% at June 30, 2009). These loans are collateralized by the equipment.

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

(E) On June 5, 2008, the Company issued $3,590,000 of 9% subordinated secured notes (the “Subordinated Notes”) to approximately 33 accredited investors and unrelated creditors, totaling $2,240,000 and $1,350,000, respectively. The Subordinated Notes bear interest at 9% per annum computed on the basis of a 360-day year for the actual number of days elapsed and will mature on June 4, 2010. Principal of $3,590,000 is due at maturity; however as disclosed in section (B), $1 million of the principal amount due Ray-Carroll may be extended to June 5, 2011 based on the financial conditions of the Company. Interest is payable annually, with the first installment being payable on June 5, 2009. The Subordinated Notes are secured pursuant to a loan and security agreement among the Company as debtor, the State Bank of Slater as agent and the holders from time to time as a party thereto as lenders dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the subordinated notes. The Subordinated Notes are also secured by a leasehold deed of trust, assignment of rents and security agreement, among the Company as grantor, Thomas Kreamer as trustee and the Bank of Slater as grantee dated June 5, 2008. The Company also agreed that debt created by the issuance of the Subordinated Notes is subordinate to loans provided primarily by FCS Financial, PCA, as specified in the Intercreditor/Subordination Agreement executed on June 5, 2008 among the Company, the Senior Lender and the investors. In connection with the issuance of subordinated notes, the Company amended its construction term loan agreement among the Company and the Senior Lender, as administrative agent and the other lenders thereto, executed on March 7, 2007. The term loan was amended on June 2, 2008 by the Company and the Senior Lender, as administrative agent and the other lenders thereto, to permit the issuance of Subordinated Notes by the Company. Interest expense for the three and six months ended June 30, 2009 was $80,775 and $161,550, respectively. Interest expense for the three and six months ended June 30, 2008 was $17,950. The Company made interest payments on the subordinated notes on June 5, 2009 in the amount of $327,587, (including $204,400 to accredited investors).

The estimated maturities of long-term debt during the years ending June 30, are as follows:

	Revolving line of credit and Long Term Debt	Capital Lease Obligations

2010	$7,418,263	$25,720
2011	5,830,376	25,720
2012	4,800,698	26,972
2013	4,800,000	–
2014	16,800,000	–
Thereafter	22,800,000	–
Total long-term debt	$62,449,337	78,412
Less amount representing interest		(3,532)
Present value of future minimum lease		$74,880

As of June 30, 2009 property, plant, and equipment included equipment under capital lease totaling $105,520 with accumulated depreciation of $21,377.

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

9. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company has an agreement with U.S. Energy Services, Inc. for energy management and engineering services. The initial term of the agreement began on December 1, 2005 and expired in May, 2009. The agreement now is on a month-to-month basis. The agreement currently provides for fees of $3,262 per month with an annual increase of 4% each year on the anniversary date. Total fees for the three and six months ended June 30, 2009, and 2008 were $9,786 and $19,572 and $9,411 and $18,822, respectively.

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll. Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year. The Company agreed to pay $0.116 per bushel over Ray-Carroll’s posted bid at their Carrollton facility, with the rate increasing annually by 3.0%. At June 30, 2009 and December 31, 2008, the rate was $0.1268 and $0.1231, respectively. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company. Corn purchases related to the agreement for the three and six months ended June 30, 2009 were approximately were approximately $19,687,000 and $35,584,000, respectively. Corn purchases included in cost of sales related to the agreement for the three and six months ended June 30, 2008 were approximately $9,012,000.

As of June 30, 2009 and December 31, 2008, amounts due Ray-Carroll included in accounts payable totaled approximately $169,000 and $939,000, respectively.

The Company uses corn forward purchase contracts to manage the exposure to price risk associated with corn purchases and to ensure adequate supply of corn for production. During the quarter ended September 30, 2008, corn forward purchase contracts were utilized to lock in the cost of corn during an inflationary period and to ensure an adequate corn supply at a time when there was some doubt as to the adequacy of local and national markets ability to meet corn demand. Due to unforeseen market declines in corn prices and ample supply of corn, this strategy resulted in significant losses to the Company. At December 31, 2008, the Company had entered into forward purchase contracts under the aforementioned agreement with Ray-Carroll totaling 4.9 million bushels for delivery through May, 2009 at prices ranging from $5.80 to $7.20 per bushel with the market price of corn equal to $4.01 per bushel. These contracts were written down to the lower of cost or market which resulted in recording an unrealized loss on forward purchase contracts of $14,135,849 at December 31, 2008. As part of the Company’s negotiations with FCS related to debt covenant solutions, the Company was required to settle the corn forward purchase contracts. Pursuant to the requirement, the Company entered into a conversion agreement with Ray-Carroll to settle the corn forward purchase contracts for $15.5 million resulting in an additional loss of $1,364,151 for the six months ended June 30, 1009. For terms of settlement on the corn forward purchase contracts, see Note 6. Subsequent to December 31, 2008 the Company’s strategy is to contract no more than two weeks of corn consumption in order to ensure an adequate corn supply for uninterrupted ethanol production. At June 3, 2009, the Company has 725,000 bushels of corn purchased on forward contracts with Ray-Carroll at $3.81 per bushel with current market price of corn equal to $3.73. The Company subjected these contracts to a lower of cost or market analysis and determined no lower of cost or market adjustment was required.

At June 30, 2009, the Company had fixed priced ethanol forward sales contracts totaling 5,528,216 gallons at prices ranging from $1.66 to $1.70 per gallon and variable priced ethanol forward sales contracts totaling 332,634 gallons for delivery through September, 2009. The Company uses these contracts to manage the exposure to price risk with ethanol sales and to ensure uninterrupted production by guaranteeing a limited amount of ethanol distribution. As of June 30, 2009, the current market price of ethanol equaled $1.69 per gallon. The Company subjected these contracts to lower of cost or market analysis and determined no lower of cost or market adjustment was required.

The Company has entered into a marketing agreement with Eco-Energy, Inc. for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company. The agreement extends for a period of five years from the time the Company originally shipped ethanol. The Company pays the marketing company 1% per net gallon for each gallon of ethanol sold by the marketing company. Marketing expense recorded by the Company related to the agreement totaled approximately $283,724 and $480,127 for the three and six months ended June 30, 2009. Marketing expense for the three and six months ended June 30, 2008 was $14,402.

In June, 2009, in accordance with requirements of the amended term and revolving credit agreements, referred to in Note 6(A), the Company entered into an agreement with UBE Services, Inc to provide risk management services. The agreement has a term of six months. Under the agreement, the Company will pay UBE Services Inc. $6,000 monthly.

In August 2007, the Company entered into a marketing agreement with Ray-Carroll that specifies that Ray-Carroll will be the exclusive marketer of all distiller grain products produced by the Company. The Company agrees to pay a marketing fee to Ray-Carroll of 2.5% to 4.5% of the net price of the distiller grains, depending on type, however the fee shall not be less than $1 per ton. The contract began May 22, 2008 and has an initial term of three years. Amounts totaling approximately $529,000 and $594,000 due the company for distiller grain marketed under this agreement are included in accounts receivables as of June 30, 2009 and December 31, 2008, respectively.

10.  ETHANOL PRODUCER CREDIT

The State of Missouri sponsors the Missouri Qualified Fuel Ethanol Producer Incentive Program that pays $0.20 per gallon produced for the first 12,500,000 gallons and then $0.05 per gallon produced for the next 12,500,000 gallons for a total incentive payment of $3,125,000 during a program year beginning July 1st. Our production reached the 25,000,000 gallon limit in February, 2009. We will receive no further payments until the new program begins on July 1, 2009. Generally, we will be qualified to participate in this program for a total of 60 months. Credits totaling approximately $146,000 and $197,000 are included in accounts receivable as of June 30, 2009 and December 31, 2008, respectively.

11.  MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS

In an effort to cure financing covenant defaults, the Company negotiated amendments to its existing credit agreements with FCS Financial, PCA. The amendments reset the financial requirements of the minimum working capital and the minimum fixed charge coverage covenants and deletes the minimum equity and the minimum net worth covenants after March 31, 2009 until the maturity date of each loan. The amendment permits the Company to defer up to four principal payments (one such deferral was exercised in February, 2009), delays the excess cash flow sweep until January 1, 2011, requires the Company to comply with new cash flow reporting and hedging policy obligations.

The Company obtained additional capital in a fundraising simultaneously with the amendment to the credit agreements, totaling $3,862,968 in cash from current members. The Company also received additional capital in exchange for settlement of $2,000,000 of the amount due on forward purchase corn contracts with Ray-Carroll as part of a conversion agreement (the “Conversion Agreement”).

The Conversion Agreement required the settlement of the outstanding forward corn purchase contracts. The agreement fixed the value of outstanding forward purchase contracts of corn at $15.5 million, and required the Company to make payment to Ray-Carroll on the corn contracts in the amount of $1.5 million, settle $2.0 million of the amount due on forward purchase contracts in exchange for a $2.0 million capital contribution and settle the remaining debt by the Company’s issuance of a $12 million secured promissory note to Ray-Carroll. In addition, the Conversion Agreement also establishes certain financial conditions of the Company upon which the $1 million 9% subordinated secured promissory note previously issued by the Company to Ray-Carroll may mature on June 5, 2011 instead of June 5, 2010. In return for the potential delayed maturity of the $1 million note, the Company may not make financial distributions to its members until such $1 million note is repaid.

The Company’s consideration of its ability to continue as a going concern is based on cash flow projections, working capital, financial performance and debt payment requirements. As a result of the additional capital raised, the amended financing agreements, and cash flow projections, the Company believes it has adequate equity, working capital and financing arrangements to meet its current needs.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. This discussion should be read in conjunction with the financial statements including the related footnotes. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. Such risks and factors include, but are not limited to, the risk factors set forth in the section entitled “RISK FACTORS” in the Company’s quarterly report on form 10-Q for the period ended March 31, 2009.

The following discussion should be read in conjunction with the accompanying unaudited financial statements and footnotes and our December 31, 2008 audited financial statements included in the Company’s Form 10-K. Those financial statements include additional information about our significant accounting policies and practices and the events that underlie our financial results. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties.

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

Since we became operational on May 22, 2008, we do not yet have comparable income, production or sales data for the six months ended June 30, 2009. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the first six months of 2008 and the first six months of 2009, it is important that you keep this in mind.

Selected Financial Information

The Company began production May 22, 2008. Therefore, comparative information is not available for the six months ended June 30, 2008. The following table shows some results of operations for the three months ended June 30, 2009:

	Quarter Ended June 30, 2009	Percent
	(Unaudited
Sales	$27,247,220	100.0%
Ethanol Producer Credit	–	0.0%
Total Sales	27,247,220	100.0%

Cost of Sales	27,099,056	99.5%
Cost of Sales - Loss on Forward Contracts	–	0.0%
General and Administrative Expenses	894,982	3.3%
Interest Expense	725,719	2.7%
Interest and other income	43,656	0.2%

Net Loss	$(1,428,881)	5.2%

Sales

Our sales are divided into two categories: sales of fuel ethanol and sales of distillers grains. For the three months ended June 30, 2009, we received approximately 82% of our sales from the sale of fuel ethanol and approximately 18% of our sales from the sale of distillers grains. We expect the sale price of our fuel ethanol to remain relatively consistent with current levels based on information from our marketer and other factors, including the price of gasoline and petroleum.

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

Cost of Sales

Our cost of sales as a percentage of total sales was 99.5% for the three months ended June 30, 2009. Our average cost paid for corn per bushel was $4.19 for this period. Our two largest costs of production are corn and natural gas. Both of these costs are affected by factors largely out of our control.

We do not have any views as to the projected cost of natural gas.

Please see the analysis below under “Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold”.

General and Administrative Expenses

Our general and administrative expenses as a percentage of total sales was 3.3% for the three months ended June 30, 2009. We expect that general and administrative expenses will remain relatively constant for the rest of the fiscal year.

Interest Expense

Interest expense as a percentage of total sales was 2.7% for the three months ended June 30, 2009. On October 7, 2008 our construction loan, which we refer to below as the “Term Loan,” was converted to a variable rate loan based on the prime rate. Subsequent to December 31, 2008, the interest rate was changed to LIBOR + 3.5%. The current rate applied to outstanding balances is 3.8%.

The following table shows some results of our operations for the six months ended June 30, 2009:

	Six Months Ended June 30, 2009	Percent
	(Unaudited)
Sales	$48,197,056	99.6%
Ethanol Producer Credit	209,924	0.4%
Total Sales	48,406,980	100.0%

Cost of Sales	48,313,410	99.8%
Cost of Sales - Loss on Forward Contracts	1,364,152	2.8%
General and Administrative Expenses	1,628,916	3.4%
Interest Expense	1,333,731	2.8%
Interest and other income	417,115	0.9%

Net Loss	($3,816,114)	7.9%

Sales

Our sales are divided into two categories: sales of fuel ethanol and sales of distillers grains. For the six months ended June 30, 2009, we received approximately 81% of our sales from the sale of fuel ethanol and approximately 19% of our sales from the sale of distillers grains. We expect the sale price of our fuel ethanol to remain relatively consistent with current levels based on information from our marketer and other factors, including the price of gasoline and petroleum.

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

Ethanol Producer Credit

The State of Missouri sponsors the Missouri Qualified Fuel Ethanol Producer Incentive Program that pays $0.20 per gallon produced for the first 12,500,000 and then $0.05 per gallon produced for the next 12,500,000 gallons for a total incentive payment of $3,125,000 during a program year beginning July 1st. Incentive payments totaled $209,924 for the six months ended June 30, 2009. Our production exceeded the 25,000,000 gallon limit in February, 2009. We will receive no further payments until the new program cycle begins on July 1, 2009. We expect that we will be qualified to participate in this program for a total of 60 months.

Cost of Sales

Our cost of sales as a percentage of total sales was 102.6%, including the loss on forward contracts, for the six months ended June 30, 2009. Our average cost paid for corn per bushel was $4.07 for this period. Our two largest costs of production are corn and natural gas. Both of these costs are affected by factors largely out of our control.

We do not have any views as to the projected cost of natural gas.

Please see the analysis below under “Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold”.

General and Administrative Expenses

Our general and administrative expenses as a percentage of total sales was 3.4% for the six months ended June 30, 2009. We expect that general and administrative expenses will remain relatively constant for the rest of the fiscal year.

Interest Expense

Interest expense as a percentage of total sales was 2.8% for the six months ended June 30, 2009. On October 7, 2008 our construction loan, which we refer to below as the “Term Loan,” was converted to a variable rate loan based on the prime rate. Subsequent to December 31, 2008, the interest rate was changed to LIBOR + 3.5%. The current rate applied to outstanding balances is 3.8%.

Additional Operational Data

For the three and six months ended on June 30, 2009, our operating statistics are as follows:

	Ended June 30, 2009
	Three months	Six months
Ethanol sold (gallons)	14,092,760	25,606,414
Dried distillers grains sold (tons)	38,196	65,981
Modified distillers grains sold (tons)	3,002	12,052
Ethanol average price per gallon	$1.58	$1.54
Dried distillers grain average price per ton	$122.94	$122.80
Modified distillers grain average price per ton	$52.58	$62.29
Bushels of corn purchased	4,767,398	8,786,243
Average corn cost per bushel	$4.19	$4.07

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

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll. Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year. The Company agreed to pay $0.116 per bushel over Ray-Carroll’s posted bid at its Carrollton facility, with the rate increasing annually by 3.0%. At June 30, 2009 the rate was $0.1268. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company. Corn purchases included in cost of sales related to the agreement for the three months ended June 30, 2009 were approximately $19,687,000. The Company had entered into forward purchase contracts under this agreement with Ray-Carroll totaling 4.9 million bushels for delivery through May, 2009 at prices ranging from $5.20 to $7.20 per bushel. These contracts were written down to the lower of cost or market previous to the quarter ended June 30, 2009, which resulted in recording unrealized losses on future contracts. The Company entered into a Conversion Agreement, dated as of March 31, 2009 with Ray-Carroll to settle the outstanding forward corn purchase contracts at $15.5 million.

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We look for continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Liquidity and Capital Resources

The Company’s cash flow analysis varies greatly from the first half of 2008 to the first half of 2009 because the ethanol plant was still being built in early 2008 and began production of DGs and ethanol only in May of 2008. Cash used in operations for the six months ended June 30, 2009 was $568,980, compared to $5,975,493 for the same period of 2008. The Company used cash for purchase of property, plant and equipment of $426,811 in the first six months of 2009, and $25,561,000 during the first six months of 2008. Cash provided by financing activities for the six months ended June 30, 2009 was $3,412,000, compared to $32,576,000 in the same period of 2008. During 2008, issuance of debt and a revolving line of credit provided $32,603,000. In 2009, the primary source of financing cash was $3,863,000 from voluntary capital contributions.

As of June 30, 2009, we had total assets of $83,035,200 consisting primarily of cash, prepaid expenses, inventories and property, plant and equipment. We had current liabilities of $11,923,800, which was the current portion of long-term debt and accounts payable. Total members’ equity as of June 30, 2009, was $16,029,253.

The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business.

On March 31, 2009 the Company completed a fundraising totaling $3,862,968 in cash and $2,000,000 in settlement of corn forward contract liability as part of a voluntary capital fundraising from current members. As part of the fundraising, participating member’s capital accounts were credited by the amount of each member’s capital contribution, resulting in such contributing members owning a greater percentage of the business in the form of voting rights and distributions than before the fundraising, however no additional membership units were issued.

Any requirement to realize assets in other than the ordinary course of business in order to provide liquidity could result in losses not reflected in these financial statements.

Term Loan

On March 1, 2007, the Company entered into a $48,000,000 construction loan (the “Term Loan”) pursuant to a Construction and Term Loan Agreement (the “Term Loan Agreement”) with FCS Financial, PCA serving as the administrative agent for the transaction. The Term Loan was converted to permanent financing on October 7, 2008, and is being repaid over 10 years until it matures on October 7, 2018. The Term Loan is secured by a first priority security interest in our real and personal property, including our interest in the Ethanol Project. Under the terms of the Term Loan Agreement, 50% of our Excess Cash Flow, as defined in the Term Loan Agreement, is to be applied on an annual basis to prepay the Term Loan until such time as $15,000,000 of our Excess Cash Flow has been used to prepay the Term Loan. On March 31, 2009, the Company’s term and revolving credit agreements were amended. The amendments permit the Company to defer up to four term loan principal payments, delay the excess cash flow sweep until January 1, 2011, require the Company to comply with new cash flow reporting and hedging policy obligations, require the Company to hire a plant manager and a risk manager, and require the Company to make a commercially reasonable inquiry into amending its existing air permit. The amendments also deleted the Minimum Equity and the Minimum Net Worth covenants after March 31, 2009 until the maturity date of the loans. The Third Term Amendment also resets the financial requirements of the Minimum Working Capital and the Minimum Fixed Charge Coverage covenants. Pursuant to the term loan amendment, the Company deferred its February 1, 2009 term loan payment.

Under the amended agreement, the Company is required to maintain working capital (defined as current assets less current liabilities excluding the current portion of long term debt and subordinated debt) of $3,000,000 through 2009. At June 30, working capital calculated under this formula was $5,240,000. The fixed charge coverage covenant is an annual calculation, and as such, is not calculated until December 31. At June 30, 2009, The Company was in compliance with all loan covenants.

Revolving Loan

On November 6, 2007, the Company as borrower entered into a revolving credit agreement with FCS Financial, PCA (“FCS”) as lender for a total borrowing up to $5,000,000 (the “Revolving Credit Agreement”). The purpose of the Revolving Credit Agreement is to (i) fund proper corporate business purposes of the Company, (ii) fund the Company’s maintenance capital expenditures and (iii) to finance letters of credit. Borrowings under the Revolving Credit Agreement are subject to availability under a borrowing base calculation based on accounts receivable, inventory and accounts payable. Each borrowing, at the option of the Company, can be either a revolving base rate loan or a revolving LIBOR rate loan plus 3.5% at December 31, 2008, and 2.5% at June 30, 2009 (in either case, a “Revolving Loan”). The Company may select interest periods of one, two, three or six months for LIBOR loans. The Revolving Loan is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company, secured equally and ratably with the Term Loan on the same lien priority basis. The Revolving Loan was amended on March 31, 2009 by the Company and FCS to reestablish a maximum borrowing amount of $5,000,000 (subject to borrowing base availability) and modify the maturity date of the revolving loan to be due in full on June 2, 2010. As of June 30, 2009 and December 31, 2008, the amount borrowed under the revolving credit agreement was $3,449,242 and $2,652,245, respectively.

Under the terms of the Revolving Credit Agreement, the Company may request that FCS issue one or more letters of credit, subject to borrowing availability. The Company agrees to pay FCS a fee of 2.5%, payable quarterly, on the face amount of each letter of credit issued. As of June 30, 2009, a $120,000 undrawn letter of credit was issued by FCS on behalf of the Company to cover bonding provisions. The letter of credit had a one-year term and was considered a portion of the revolving credit agreement. At December 31, 2008 there were no letters of credit outstanding.

The 2010 Notes

On June 5, 2008, the Company issued $3,590,000 of 9% subordinated secured notes (the “Subordinated Notes”) to approximately 33 accredited investors and unrelated creditors, totaling $2,240,000 and $1,350,000, respectively. The Subordinated Notes bear interest at 9% per annum computed on the basis of a 360-day year for the actual number of days elapsed and will mature on June 4, 2010 (the “Maturity Date”). Interest will be payable annually, with the first installment paid on June 5, 2009, and thereafter on the Maturity Date, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, will be immediately due and payable in full. The Subordinated Notes are secured pursuant to a loan and security agreement among the Company as debtor, the State Bank of Slater as agent and the holders from time to time as a party thereto as lenders dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Subordinated Notes. The Subordinated Notes are also secured by a leasehold deed of trust, assignment of rents and security agreement, among the Company as grantor, Thomas Kreamer as trustee and the Bank of Slater as grantee dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Subordinated Notes. The Company also agreed that debt created by the issuance of the Subordinated Notes is subordinate to loans provided primarily by FCS. On March 31, 2009, the Company entered into a Conversion Agreement that established certain financial conditions whereby a previously issued $1 million Subordinated Note issued by the Company to Ray-Carroll on June 5, 2008 may mature on June 5, 2011 instead of June 5, 2010 . In return for the potential delayed maturity of the $1 million Note, the Company may not make financial distributions to its members until such $1 million note is repaid. The Company made interest payments on the Subordinated Notes on June 5, 2009 in the amount of $327,587.

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

Off-Balance Sheet Arrangements

At June 3, 2009, the Company has 725,000 bushels of corn purchased on forward contracts with Ray-Carroll at $3.81 per bushel with current market price of corn equal to $3.73. The Company subjected these contracts to a lower of cost or market analysis and determined no lower of cost or market adjustment was required.

At June 30, 2009, the Company had fixed priced ethanol forward sales contracts totaling 5,528,216 gallons at prices ranging from $1.66 to $1.70 per gallon and variable priced ethanol forward sales contracts totaling 332,634 gallons for delivery through September, 2009. The Company uses these contracts to manage the exposure to price risk with ethanol sales and to ensure uninterrupted production by guaranteeing a limited amount of ethanol distribution. As of June 30, 2009, the current market price of ethanol equaled $1.69 per gallon. The Company subjected these contracts to lower of cost or market analysis and determined no lower of cost or market adjustment was required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide information under this item as it is a small reporting company, pursuant to the exclusion provided in S-K Item 305(e).

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our General Manager (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rule 15d-15(b), the individual serving as our Principal Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Principal Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting him to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

Management of the Company, with the assistance of the Company’s audit committee and its external auditors, BKD, LLP, has identified several material weaknesses and significant deficiencies in the internal controls over financial reporting that have led to the conclusion that the Company’s disclosure controls and procedures are not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness.

The Company has identified material weaknesses relating to (1) segregation of management duties, (2) inventory, (3) financial statement preparation and (4) accounts payable and accrued expenses cut-off.

Segregation of Management Duties -With the resignation of the General Manager/Chief Restructuring Officer on July 21, 2009, several control functions assigned to this position are not currently being performed; however, other controls have been implemented in order to partially compensate. The Board of Managers of the Company is considering whether to hire an additional employee to serve as Chief Financial Officer in Mr. Hanson’s place.

Inventory –As part of the process for assigning cost to ethanol and distillers grain inventory, management calculates average cost based on the cost of raw material utilized in production adjusted for beginning and ending inventory and change in work-in-process divided by the tons of ethanol and distillers grains produced for the respective monthly reporting period. For the monthly reporting period ending June 2009, the Company incorrectly utilized some May 2009 productions costs in the calculation presented to the external auditors. The financial statements in this report include the proper inventory figures. The Company considers this a staffing failure; the Company will need to hire additional employees to safeguard against making such errors in the future. At this time the Board of Managers is evaluating how it can properly staff the accounting department to ensure such errors are not made in the future.

Financial Statement Preparation - Financial statements prepared by management required certain reclassifications and disclosure modification after presentation to the external auditors but before presentation in this report in order to be properly stated. The financial statements in this report have been properly classified. Management intends to better use outside consultants, including the services of Williams-Keepers LLC to properly classify the information in the financial statements.

Accounts Payable and Accrued Expenses Cut-off - Legal fees totaling approximately $190,000 and a settlement payment related to plant construction costs totaling approximately $150,000 were not initially recorded in the period in which the services were rendered.

The Company has identified a significant deficiency relating to corn forward purchase contracts.

Corn Forward Purchase Contracts – At the time the financial statements of the Company were initially prepared, following the close of the second quarter of 2009, the accounting department was not initially aware of an outstanding fixed price corn forward purchase contract with undelivered corn totaling 725,979 bushels. As a result, no lower of cost or market evaluation was performed on this contract. This forward purchase contract has been properly included in the financial statements included in this quarterly report. The Company has revised its financial statement preparation procedures to include any existing forward contract obligations in its financial statements for future periods.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required under this item.

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

Date: September 17, 2009

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