Form 10-Q
period 2009-09-30
Show Me Ethanol, LLC
filed 2009-11-16
CIK 1397872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐  No ☒

As of September 30, 2009, the latest practicable date, 1,498 of the issuer’s Class A Membership Units, were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

SHOW ME ETHANOL, LLC

CONDENSED BALANCE SHEETS

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,823,218	$608,143
Accounts receivable	2,996,957	1,710,916
Accounts receivable - related party	166,903	593,939
Prepaid expenses	347,350	537,141
Inventory	3,053,313	4,101,379
Total current assets	11,387,741	7,551,518

PROPERTY, PLANT AND EQUIPMENT
Operating equipment	69,831,020	69,265,196
Land and buildings	11,732,018	11,732,018
Accumulated depreciation	(10,807,186)	(4,822,163)
Property, plant and equipment, net	70,755,852	76,175,051

OTHER ASSETS	565,809	616,665
Total assets	$82,709,402	$84,343,234

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable, including related party; 2009 - $699,984, 2008 - $938,751	$1,298,100	$1,361,804
Accrued expenses, including related parties; 2009 - $219,889, 2008 - $129,540	415,461	449,222
Accrued loss on forward contracts	–	14,135,849
Current portion of long term debt and revolving line of credit, including related party debt; 2009 - $1,540,000	7,440,855	50,702,495
Total current liabilities	9,154,416	66,649,370

LONG-TERM DEBT, including related party debt; 2009 - $13,000,000, 2008 - $2,540,000	53,875,576	3,711,465
Total liabilities	63,029,992	70,360,835

MEMBERS' EQUITY
Class A capital units, 1,498 issued	26,132,300	22,969,600
Class B capital units, 422 issued	8,317,365	6,317,365
Class C capital units, 213 issued	3,889,386	3,189,118
Retained earnings (deficit)	(18,659,641)	(18,493,684)
Total members' equity	19,679,410	13,982,399
Total liabilities and members' equity	$82,709,402	$84,343,234

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2009	2008	2009	2008

SALES
Ethanol Sales	$20,635,096	$29,984,160	$59,978,746	$36,847,154
Distillers Sales to related party	3,685,879	5,156,481	12,539,284	6,795,897
Ethanol producer credit	2,542,570	2,250,356	2,752,494	3,120,529
Total sales	26,863,545	37,390,997	75,270,524	46,763,580
COST OF SALES
Cost of sales (related party cost of sales - Note 9)	21,898,737	37,540,519	70,212,152	45,592,884
Loss on forward contracts with a related party (Note 9)	–	10,728,188	1,364,152	10,728,188
Total cost of sales	21,898,737	48,268,707	71,576,304	56,321,072
Gross profit (loss)	4,964,808	(10,877,710)	3,694,220	(9,557,492)
GENERAL AND ADMINISTRATIVE
EXPENSES
General and administrative expenses	617,237	801,016	2,246,152	1,620,828
Total general and administrative expenses	617,237	801,016	2,246,152	1,620,828
Operating (loss) income	4,347,571	(11,678,726)	1,448,068	(11,178,320)
OTHER INCOME (EXPENSE)
Interest expense	(491,997)	(762,354)	(1,556,212)	(990,442)
Interest expense - related party	(207,754)	(57,150)	(477,270)	(69,850)
Interest and other income	2,338	26,527	419,457	62,964
Net other income (expense)	(697,413)	(792,977)	(1,614,025)	(997,328)
Net (loss) income	$3,650,158	$(12,471,703)	$(165,957)	$(12,175,648)

Net (loss) income per thousand dollars of capital contributed	$114.09	$(389.80)	$(5.19)	$(380.55)

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC

CONDENSED STATEMENTS OF MEMBERS' EQUITY

For the Nine Months Ended September 30, 2009 (unaudited) and the Year Ended December 31, 2008

	Class A		Class B		Class C		Retained Earnings (Deficit)	Total
Balance January 1, 2008	1,498	$22,969,600	422	$6,317,365	213	$3,189,118	$488,670	$32,964,753
Net loss	–	–	–	–		–	(18,982,354)	(18,982,354)
Balance, December 31, 2008	1,498	$22,969,600	422	$6,317,365	213	$3,189,118	$(18,493,684)	$13,982,399
Capital contribution		$3,162,700		$2,000,000		$700,268		$5,862,968
Net loss	–	–	–	–	–	–	(165,957)	(165,957)
Balance, September 30, 2009	1,498	$26,132,300	422	$8,317,365	213	$3,889,386	$(18,659,641)	$19,679,410

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30

(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(165,957)	$(12,175,647)
Items not requiring (providing) cash:
Depreciation and amortization	6,099,666	2,832,772
Loss on sale of property, plant and equipment	943	–

Changes in:
Accounts receivable	(859,004)	(3,309,381)
Prepaid expenses	189,791	24,527
Accounts payable and accrued expenses	(97,465)	1,290,760
Inventories	1,048,066	(3,128,829)
Accrued loss on forward contracts	(135,849)	10,728,188
Other assets and liabilities	(50,863)	102,636
Net cash provided by (used in) operating activities	6,029,328	(3,634,974)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(589,465)	(29,929,792)
Proceeds from disposal of property, plant and equipment	16,275	–
Net cash used in investing activities	(573,190)	(29,929,792)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and revolving line of credit	–	34,142,288
Payments on capital lease obligations	(19,503)	–
Payments for financing costs	(6,500)	–
Principal payments on long-term debt and revolving line of credit	(5,078,027)	(34,214)
Voluntary capital contribution	3,862,968	–
Net cash provided by (used in) financing activities	(1,241,062)	34,108,074
Net change in cash	4,215,075	543,308
Cash and cash equivalents, beginning of period	608,143	4,652,087
Cash and cash equivalents, end of period	$4,823,218	$5,195,395

Supplemental Cash Flow Information
Interest paid (net of amount capitalized)	$1,974,419	$718,512
Settlement of accrued loss on forward contracts by issuance of long-term debt	12,000,000	–
Settlement of accrued loss on forward contracts in lieu of capital contribution	2,000,000	–
Purchase of property, plant and equipment through issuance of long-term debt	–	23,160
Loan fees and interest capitalized in construction in progress		967,847

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2009

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

Cash and Cash Equivalents:  The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents consists principally of a collateralized interest bearing repurchase account which provides the Company security on balances that exceed the FDIC insurance limit on demand deposit accounts.

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

Capitalized interest:  Interest costs incurred on borrowings during the construction period were capitalized as part of the cost of the ethanol plant.  Total interest and fees capitalized during the three and nine months ended September 30, 2008 were $-0- and $967,847, respectively.  No interest was capitalized during 2009.  Capitalized interest from inception through startup at May 22, 2008, was $1,532,303.

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

Missouri tax credits:  The Company has recognized $371,021 in Missouri Enhanced Enterprise Zone tax credits in other income on the condensed statement of operations during the nine months ended September 30, 2009.

Fair value of financial instruments:  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009, and December 31, 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due primarily to their short-term nature or variable interest rate terms.  These financial instruments include cash, accounts receivable, accounts payable, and long-term debt.  Fair values were assumed to approximate carrying values for these financial instruments.

Recently issued accounting pronouncements:  FASB ASC 815-10-50 (transitional:815-10-65-1 (Derivatives and Hedging)  - enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB  ASC 815-10 and (c) derivative instruments and related hedged items effect an entity’s financial position, financial performance, and cash flows. Specifically, FASB ASC 815-10-50 requires:

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

FASB ASC 815-10-50 is effective for fiscal years and interim periods beginning after November 15, 2008. As of September 30, 2009, the Company does not hold any instruments that qualify for application of this pronouncement. As a result, the adoption of this statement had no impact on the financial statements of the Company.

FASB ASC 855-10 Subsequent Events - establishes principles and requirements for subsequent events.  In particular, this statement sets forth: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements,( b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, and (c) the disclosures that an entity shall make about events or transactions that occur after the balance sheet date.

FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this statement had no impact on the financial statements of the Company.

Subsequent events:  Subsequent events have been evaluated through November 16, 2009, which is the date the financial statements were issued.

Forward contracts: The Company uses corn forward purchase and ethanol forward sales contracts to manage the exposure to price risk related to corn purchases and ethanol sales.  Settlement of forward sales contracts occurs through delivery of quantities expected to be sold by the Company over a reasonable period in the normal course of business. As a result, these forward contracts qualify for the normal sales exception under the provision of FASB ASC 815 Derivatives and Hedging.  This exception exempts these contracts from being recorded at fair value and instead subjects them to a lower of cost or market evaluation.  Should the cost of forward contracts exceed the market value of contracts that qualify for the normal purchases and sales exception, an unrealized loss will be recognized by the Company in results of operations in the period the loss occurs.  The Company recorded losses on forward contracts totaling $10,728,188 for the quarter and nine month period ended September 30, 2008, and $-0- and $1,364,152 for the three and nine months ended September 30, 2009, respectively.  As of December 31, 2008, the Company had accrued losses on forward contracts totaling $14,135,849.  See also Note 9 for a discussion of the Company’s use of corn forward purchase and ethanol forward sales contracts.

Reclassifications:  Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 financial statement presentation.  These reclassifications had no effect on the net earnings (losses).

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

3.       INVENTORIES

Inventories are physically counted at each month end and are valued using the lower of first-in first-out (FIFO) cost or market. They consisted of the following at September 30, 2009:

Ethanol	$ 853,938
Corn	437,508
Distillers dried grains	58,375
Work in process	820,255
Production chemicals	377,300
Other	505,937
Total	$3,053,313

4.       INTANGIBLE ASSETS

Intangible assets are recorded at cost.  Loan origination costs are being amortized over the term of the related loans using the interest method.  Permits are being amortized over a 5 year period.  The carrying basis and accumulated amortization of recognized intangible assets recorded in other assets at September 30, 2009 and December 31, 2008, were:

	September 30, 2009		December 31, 2008
Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Loan origination costs	$537,717	$165,608	$531,217	$86,036
Permits	100,522	28,648	95,857	–
Total	$638,239	$194,256	$627,074	$86,036

Amortization expense for the three and nine months ended September  30, 2009 was $67,022 and $108,220, respectively.  Amortization for the three and nine months ended September 30, 2008 was $23,587 and $35,316, respectively.  Estimated amortization expense for each of the following five years is:

2010	$106,163
2011	85,354
2012	77,068
2013	59,574
2014	41,056

5. REVOLVING CREDIT AGREEMENT

On November 6, 2007, the Company entered into a revolving credit agreement with FCS for up to $5,000,000. Borrowings under the revolving credit agreement are subject to availability under a borrowing base calculation based on accounts receivable, inventory and accounts payable.  Each borrowing, at the option of the Company, can be a revolving base rate loan or a revolving LIBOR rate loan plus 3.5% at December 31, 2008, and 2.5% at September 30, 2009.  The interest rates at September 30, 2009 and December 31, 2008 were 2.76% and 5.4%, respectively. The revolving credit agreement includes a 0.50% closing fee, paid at closing on the entire amount of the revolving loan commitment and an unused commitment fee of 0.30% of the unused portion of the revolving loan commitment, payable monthly.  The revolving credit agreement is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company. On March 31, 2009, the Company amended its revolving credit agreement among the Company and the Senior Lender executed on November 6, 2007 to reestablish a maximum borrowing amount of $5,000,000 (subject to borrowing base availability) and modify the maturity date of the revolving loan to be due in full on June 2, 2010. As of September 30, 2009 and December 31, 2008, the amount borrowed under the credit agreement was $-0- and $2,652,245, respectively.

Under the terms of the revolving credit agreement, the Company may request that FCS issue one or more letters of credit, subject to borrowing availability.  The Company agrees to pay FCS a fee of 2.5%, payable quarterly, on the face amount of each letter of credit issued. As of September 30, 2009, a $120,000 undrawn letter of credit was issued by FCS on behalf of the Company to cover bonding provisions. The letter of credit expires January 2010.  If the letter of credit is drawn against, then the amount of the letter of credit would become a borrowing under the revolving credit agreement.  At December 31, 2008 there were no letters of credit outstanding.

6. FINANCING ARRANGEMENTS

Construction note and Term Loan(A)	$45,600,000
Subordinated related party note (B)	12,000,000
Equipment notes (C)	57,452
Capital lease obligations (D)	68,978
Subordinated related party notes (E)	3,590,000
Total long term debt	$61,316,430
Less current maturities	7,440,855
$53,875,575

(A) On March 1, 2007, the Company entered into a credit agreement with FCS Financial, PCA (herein “FCS”) under which FSC will perform agent and servicing responsibilities in the closing and funding of a $48 million construction and term loan agreement for the Company.  The construction loan was converted to a term loan October 7, 2008 and is being repaid over ten years until it matures on October 7, 2018. The term loan requires quarterly principal payments of $1,200,000, which began February 1, 2009, with interest payable monthly at the prime rate at December 31, 2008, and at LIBOR plus 3.5% at September 30, 2009 (3.76% and 4.00% at September 30, 2009 and December 31, 2008, respectively).  The Company will also be required to pay fifty percent of its excess cash flow, as defined in the loan agreement, on an annual basis.

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

The $12 million note will mature on March 31, 2014 and bears interest, payable quarterly, at the rate of LIBOR plus 4.5% (4.815% at September 30, 2009).  Principal is due at maturity; however, the note also contains an excess quarterly cash sweep that is effective upon the end of the first quarter in 2011, granting Ray-Carroll 50% of all such excess quarterly cash as defined.  The $12 million note is secured by a leasehold deed of trust pledged by the Company to Ray-Carroll as defined for the ethanol plant’s real property.  The $12 million note is also secured by a security agreement which grants a security interest to Ray-Carroll over substantially all the Company’s current or future personal property as collateral for the $12 million note.  Interest expense totaled $150,604 and $299,571 for the three and nine months ended September 30, 2009.

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

(C) In March 2007, the Company purchased a piece of equipment for $113,800 with $106,300 being financed by the equipment manufacturer.  The Company is required to make five annual payments of $23,383, including interest at 5.0% with the last payment being due in March 2011.  As of September 30, 2009, the outstanding balance on this loan is $43,466.  The Company also has an equipment note payable totaling $13,986. This note is due in 36 monthly installments of principal and interest of $701, with the final installment due July, 2011. The note accrues interest at a variable rate of Citibank, N. A. prime plus 0.60% (3.85% at September 30, 2009). These loans are collateralized by the equipment.

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

(E) On June 5, 2008, the Company issued  $3,590,000 of 9% subordinated secured notes (the “Subordinated Notes”) to accredited investors and related entities totaling $2,540,000, and to unrelated creditors, totaling $1,050,000.  The Subordinated Notes bear interest at 9% per annum computed on the basis of a 360-day year for the actual number of days elapsed and will mature on June 4, 2010. Principal of $3,590,000 is due at maturity; however as disclosed in section (B), $1 million of the principal amount due Ray-Carroll may be extended to June 5, 2011 based on the cash flow position of the Company.  Interest is payable annually, with the first installment being payable on June 5, 2009. The Subordinated Notes are secured pursuant to a loan and security agreement among the Company as debtor, the State Bank of Slater as agent and the holders from time to time as a party thereto as lenders dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the subordinated notes. The Subordinated Notes are also secured by a leasehold deed of trust, assignment of rents and security agreement, among the Company as grantor, Thomas Kreamer as trustee and the Bank of Slater as grantee dated June 5, 2008. The Company also agreed that debt created by the issuance of the Subordinated Notes is subordinate to loans provided primarily by FCS Financial, PCA, as specified in the Intercreditor/Subordination Agreement executed on June 5, 2008 among the Company, the Senior Lender and the investors. In connection with the issuance of subordinated notes, the Company amended its construction term loan agreement among the Company and the Senior Lender, as administrative agent and the other lenders thereto, executed on March 7, 2007.  The term loan was amended on June 2, 2008 by the Company and the Senior Lender, as administrative agent and the other lenders thereto, to permit the issuance of Subordinated Notes by the Company.  Interest expense for the three and nine months ended September 30, 2009 was $80,775 and $242,325, respectively.  Interest expense for the three and nine months ended September 30, 2008 was $82,570, and $183,090, respectively.  The Company made interest payments on the subordinated notes on June 5, 2009 in the amount of $327,587, (including approximately $231,775 to accredited investors and related parties).

The estimated maturities of long-term debt during the years ending September 30 are as follows:

		Revolving line of credit and Long Term Debt	Capital Lease Obligations

2010		$7,418,363	$25,720
2011		5,829,087	25,720
2012		4,800,000	27,610
2013		4,800,000	–
2014		16,800,000	–
Thereafter		21,600,000	–
	Total long-term debt	$61,247,450	79,050
	Less amount representing interest		(10,015)
	present value of future minimum lease		$69,035

As of September 30, 2009 property, plant, and equipment included equipment under capital lease totaling $105,520 with accumulated depreciation of $26,199.

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

9. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company has a month-to-month agreement with U.S. Energy Services, Inc. for energy management and engineering services.  The agreement provides for fees of $3,262 per month with an annual increase of 4% each year. Total fees for the three and nine months ended September 30, 2009, and 2008 were $9,786 and $29,358 and $9,411 and $28,233, respectively.

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll.  Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year.  The Company agreed to pay $0.116 per bushel over Ray-Carroll’s posted bid at their Carrollton facility, with the rate increasing annually by 3.0%.  At September 30, 2009 and December 31, 2008, the rate was $0.1268 and $0.1231, respectively. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company.  Corn purchases related to the agreement for the three and nine months ended September 30, 2009 were approximately were approximately $16,097,000 and $51,681,000, respectively.  Corn purchases included in cost of sales related to the agreement for the three and nine months ended September 30, 2008 were approximately $26,170,000, and $35,181,000, respectively..

As of September 30, 2009 and December 31, 2008, amounts due Ray-Carroll included in accounts payable totaled approximately $700,000 and $939,000, respectively.

The Company uses corn forward purchase contracts to manage the exposure to price risk associated with corn purchases and to ensure adequate supply of corn for production.  During the quarter ended September 30, 2008, corn forward purchase contracts were utilized to lock in the cost of corn during an inflationary period and to ensure an adequate corn supply at a time when there was some doubt as to the adequacy of local and national markets ability to meet corn demand.  Due to unforeseen market declines in corn prices and ample supply of corn, this strategy resulted in significant losses to the Company.  At September 30, 2008, the Company had entered into forward purchase contracts under the aforementioned agreement with Ray-Carroll totaling 5.8 million bushels for delivery through May, 2009 at prices ranging from $5.13 to $7.20 per bushel with the market price of corn equal to $4.20 per bushel.  These contracts were written down to the lower of cost or market which resulted in recording a loss on forward purchase contracts of $10,728,188 at September 30, 2008.  As a  result of continued declines in corn prices, the accrued loss on forward contracts grew to $14,135,849 as of December 31, 2008.  As part of the Company’s negotiations with FCS related to debt covenant solutions, the Company was required to settle the corn forward purchase contracts.  The Company entered into a conversion agreement with Ray-Carroll to settle the corn forward purchase contracts for $15.5 million resulting in an additional loss of $1,364,151 for the nine months ended September 30, 2009.  For terms of settlement on the corn forward purchase contracts, see Note 6.  Subsequent to December 31, 2008 the Company’s strategy is to contract for no more than two weeks of corn consumption and to ensure an adequate corn supply for uninterrupted ethanol production.  On September 30, 2009, the Company had no corn purchased on forward contracts with Ray-Carroll.

At September 30, 2009, the Company had fixed priced ethanol forward sales contracts totaling 144,000 gallons at prices ranging from $1.55 to $1.73 per gallon and variable priced ethanol forward sales contracts totaling 6,008,000 gallons for delivery through December, 2009.  The Company uses these contracts to manage the exposure to price risk with ethanol sales and to ensure uninterrupted production by guaranteeing a limited amount of ethanol distribution.  As of September 30, 2009, the current market price of ethanol equaled $1.65 per gallon.  The Company subjected these contracts to lower of cost or market analysis and determined no lower of cost or market adjustment was required.

The Company has a marketing agreement with Eco-Energy, Inc. for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The agreement extends for a period of five years from the time the Company originally shipped ethanol.  The Company pays the marketing company 1% per net gallon for each gallon of ethanol sold by the marketing company.  Marketing expense recorded by the Company related to the agreement totaled  $207,672 and $617,628 for the three and nine months ended September 30, 2009.  Marketing expense for the three and nine months ended September 30, 2008 was $434,670, and 449,072, respectively.

In June, 2009, in accordance with requirements of the amended term and revolving credit agreements, referred to in Note 6(A), the Company entered into an agreement with UBE Services, Inc to provide risk management services.  The agreement has a term of six months.  Under the agreement, the Company will pay UBE Services Inc. $6,000 monthly.

In August 2007, the Company entered into a marketing agreement with Ray-Carroll that specifies that Ray-Carroll will be the exclusive marketer of all distiller grain products produced by the Company.  The Company agrees to pay a marketing fee to Ray-Carroll of 2.5% to 4.5% of the net price of the distiller grains, depending on type, however the fee shall not be less than $1 per ton.  The contract began May 22, 2008 and has an initial term of three years.  Amounts totaling approximately $167,000 and $594,000 are due the Company for distiller grains marketed under this agreement are included in accounts receivable as of September 30, 2009 and December 31, 2008, respectively.

10. Ethanol Producer Credit

The State of Missouri sponsors the Missouri Qualified Fuel Ethanol Producer Incentive Program that pays $0.20 per gallon produced for the first 12,500,000 gallons and then $0.05 per gallon produced for the next 12,500,000 gallons for a total incentive payment of $3,125,000 during a program year beginning July 1st. Our production reached the 25,000,000 gallon limit in February, 2009.  The new program began on July 1, 2009, with the same rates as the previous program.  Our production for the three months ended September 30, 2009 was 13,264,094 gallons.  Generally, we will be qualified to participate in this program for a total of 60 months.   Credits totaling approximately $669,000 and $197,000 are included in accounts receivable as of September 30, 2009 and December 31, 2008, respectively.

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

The Company’s consideration of its ability to continue as a going concern is based on cash flow projections, working capital, financial performance and debt payment requirements.  As a result of the additional capital raised, the amended financing agreements, financial performance, and cash flow projections, the Company believes it has adequate equity, working capital and financing arrangements to meet its current needs.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.  This discussion should be read in conjunction with the financial statements including the related footnotes.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.  Such risks and factors include, but are not limited to, the risk factors set forth in the section entitled “RISK FACTORS” in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2009, as amended.

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

Overview

Show Me Ethanol, LLC (the “Company”) is a Missouri limited liability company currently processing corn into fuel grade ethanol and distillers grains for sale.  Our plant has an approximate production capacity of 55 million gallons per year (mgpy) and is located in Carroll County, Missouri (the “Ethanol Plant”).  We began construction of the Ethanol Plant in June 2007 and began operations in late May 2008. The total cost of our Ethanol Plant was about $81 million and we currently employ thirty-seven full time employees.

Selected Financial Information

Results of Operations for the Three Months Ended September 30, 2009 and 2008.

 The following table shows some results of operations for the three months ended September 30, 2009 and 2008:

	Quarter Ended	Quarter Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Sales	$24,320,975	$35,140,641
Ethanol Producer Credit	2,542,570	2,250,355
Total Sales	26,863,545	37,390,996

Cost of Sales	21,898,737	37,540,518
Cost of Sales - Loss on Forward Contracts	–	10,728,188
General and Administrative Expenses	617,237	801,016
Interest Expense	699,751	819,504
Interest and other income	2,338	26,527
Net Income (Loss)	$3,650,158	$(12,471,703)

Sales

Our sales are divided into two categories: sales of fuel ethanol and sales of distillers grains.  For the three months ended September 30, 2009, we received approximately 85% of our sales from the sale of fuel ethanol and approximately 15% of our sales from the sale of distillers grains.  The division was approximately the same for the three months ended September 30, 2008.   We expect the sale price of our fuel ethanol to remain relatively consistent with current levels based on information from our marketer and other factors, including the price of gasoline and petroleum.

Ethanol Producer Credit

The State of Missouri sponsors the Missouri Qualified Fuel Ethanol Producer Incentive Program that pays $0.20 per gallon produced for the first 12,500,000 and then $0.05 per gallon produced for the next 12,500,000 gallons for a total incentive payment of $3,125,000 during a program year beginning July 1st.  Our production for the three months ended September 30, 2009 was 13,264,094 gallons, and our production during the three months ended September 30, 2008 was 11,253,129 gallons.  We expect that we will be qualified to participate in this program for a total of 60 months.

Cost of Sales

Our cost of sales as a percentage of total sales was 81.5% for the three months ended September 30, 2009, and 100.4% during the same period of 2008.  Our average cost paid for corn per bushel was $3.34 for the three months ended September 30, 2009, and $6.21 for the same period of 2008.  Our two largest costs of production are corn and natural gas.  Both of these costs are affected by factors largely out of our control.

We do not have any views as to the projected cost of natural gas.

Please see the analysis below under “Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold”.

General and Administrative Expenses

Our general and administrative expenses decreased $183,779 for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to a decrease in marketing expense offset by increases in professional fees and salary expense.  We expect that general and administrative expenses will remain relatively constant for the rest of the fiscal year.

Interest Expense

Interest expense as a percentage of total sales was 2.6% for the three months ended September 30, 2009, as compared to 2.2% for the same period of 2008.  Interest expense decreased $120,000 in the period ended September 30, 2009 compared to three months ended September 30, 2008, primarily because the revolving line of credit facility was unused for a part of the quarter ended September 30, 2009.  On October 7, 2008 our construction loan, which we refer to below as the “Term Loan,” was converted to a variable rate loan based on the prime rate.  Subsequent to December 31, 2008, the interest rate was changed to LIBOR + 3.5%.  The current rate applied to outstanding term loan balances is approximately 3.8%.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Since we became operational on May 22, 2008, we do not have comparable income, production or sales data for the nine months ended September 30, 2009.  Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of the first nine months of 2008 and the first nine months of 2009, it is important that you keep this in mind.

The following table shows some results of our operations for the nine months ended September 30, 2009:

	Nine Months Ended	Percent
	September 30, 2009
	(Unaudited)
Sales	$72,518,030	96.3%
Ethanol Producer Credit	2,752,494	3.7%
Total Sales	75,270,524	100.0%

Cost of Sales	70,212,152	93.3%
Cost of Sales - Loss on Forward Contracts	1,364,152	1.8%
General and Administrative Expenses	2,246,152	3.0%
Interest Expense	2,033,482	2.7%
Interest and other income	419,457	0.6%
Net Loss	(165,957)	0.2%

Sales

Our sales are divided into two categories: sales of fuel ethanol and sales of distillers grains.  For the nine months ended September 30, 2009, we received approximately 83% of our sales from the sale of fuel ethanol and approximately 17% of our sales from the sale of distillers grains.  We expect the sale price of our fuel ethanol to remain relatively consistent with current levels based on information from our marketer and other factors, including the price of gasoline and petroleum.

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

Ethanol Producer Credit

The State of Missouri sponsors the Missouri Qualified Fuel Ethanol Producer Incentive Program that pays $0.20 per gallon produced for the first 12,500,000 and then $0.05 per gallon produced for the next 12,500,000 gallons for a total incentive payment of $3,125,000 during a program year beginning July 1st.   Our production reached the 25,000,000 gallon limit in February, 2009.  The new program began on July 1, 2009, with the same rates as the previous program.  Our production since July 1, 2009 was 13,264,094 gallons.  We expect that we will be qualified to participate in this program for a total of 60 months.

Cost of Sales

Our cost of sales as a percentage of total sales was 93% for the nine months ended September 30, 2009.  Our average cost paid for corn per bushel was $3.80 for this period.  Our two largest costs of production are corn and natural gas.  Both of these costs are affected by factors largely out of our control.

We do not have any views as to the projected cost of natural gas.

Please see the analysis below under “Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold”.

General and Administrative Expenses

Our general and administrative expenses as a percentage of total sales was 3.0% for the nine months ended September 30, 2009.  We expect that general and administrative expenses will remain relatively constant for the rest of the fiscal year.

Interest Expense

Interest expense as a percentage of total sales was 2.7% for the nine months ended September 30, 2009.  On October 7, 2008 our construction loan, which we refer to below as the “Term Loan,” was converted to a variable rate loan based on the prime rate.  Subsequent to December 31, 2008, the interest rate was changed to LIBOR + 3.5%.  The current rate applied to outstanding balances is 3.8%.

Additional Operational Data

For the three and nine months ended on September 30, 2009, our operating statistics are as follows:

	Ended September 30, 2009		Ended September 30, 2008
	Three months	Nine months	Three months
Ethanol sold (gallons)	12,940,537	38,712,510	12,371,725
Dried distillers grains sold (tons)	36,675	102,746	30,486
Modified distillers grains sold (tons)	3,959	16,011	5,362
Ethanol average price per gallon	$1.59	$1.55	$2.42
Dried distillers grain average price per ton	$95.42	$113.14	$149.61
Modified distillers grain average price per ton	$44.89	$57.15	$61.79
Bushels of corn purchased	4,824,310	13,610,553	4,214,171
Average corn cost per bushel	$3.34	$3.80	$6.21

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

In March 2006, the Company entered into a grain supply agreement with Ray-Carroll.  Under the agreement, the Company agrees to purchase all corn needed to operate a 50-65 million gallon per year ethanol facility, up to twenty-two million bushels per year.  The Company agreed to pay $0.116 per bushel over Ray-Carroll’s posted bid at its Carrollton facility, with the rate increasing annually by 3.0%.  At September 30, 2009 and 2008, the rate was $0.1268 and $0.1231, respectively. The term of this agreement is twenty years from the first delivery of the product by the supplier to the Company.  Corn purchases related to the agreement for the three and nine months ended September 30, 2009 were approximately $16,097,000 and $51,681,000, respectively.  Corn purchases related to the agreement for the three and nine months ended September 30, 2008 were approximately $26,170,000 and $35,181,000, respectively. As of September 30, 2008, the Company had entered into forward purchase contracts under this agreement with Ray-Carroll totaling 5.8 million bushels for delivery through May, 2009 at prices ranging from $5.13 to $7.20 per bushel.  These contracts were written down to the lower of cost or market previous to the quarter ended September 30, 2009, which resulted in recording unrealized losses on future contracts totaling approximately $10,728,000 for the three and nine months then ended.  As a result of continued declines in corn prices, the accrued loss on forward contracts grew to $14,135,849 as of December 31, 2008.  Additional losses totaling $1,364,152 were recorded in the nine month period ended September 30, 2009 on these same contracts.  There were no losses on forward contracts for the three months ended September 30, 2009.  The Company entered into a Conversion Agreement, dated as of March 31, 2009 with Ray-Carroll to settle the outstanding forward corn purchase contracts at $15.5 million.

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost.  We look for continued volatility in the natural gas market.  Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Liquidity and Capital Resources

The Company’s cash flow analysis varies greatly from the first nine months of 2008 to the first nine months of 2009 because the ethanol plant was still being built in early 2008 and began production of distillers grains and ethanol only in May of 2008.  Cash provided by operations for the nine months ended September 30, 2009 was $6,029,000, compared to cash used in operations of $3,635,000 for the same period of 2008.  The Company used cash for purchase of property, plant and equipment of $573,000  in the first nine months of 2009, and $29,929,000 during the first nine months of 2008.  Cash used in financing activities for the nine months ended September 30, 2009 was $1,241,000, compared to cash provided by financing activities of  $34,108,000 in the same period of 2008.  During 2008, issuance of debt and a revolving line of credit provided $34,142,000.  In 2009, voluntary capital contributions of $3,863,000 were offset by principal debt payments of $5,078,000.

As of September 30, 2009, we had total assets of $82,709,400 consisting primarily of cash, receivables, inventories and property, plant and equipment.  We had current liabilities of $9,154,400, which was the current portion of long-term debt and accounts payable and accrued expenses.  Total members’ equity as of September 30, 2009, was $19,679,400.

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

Term Loan

On March 1, 2007, the Company entered into a $48,000,000 construction loan (the “Term Loan”) pursuant to a Construction and Term Loan Agreement (the “Term Loan Agreement”) with FCS Financial, PCA serving as the administrative agent for the transaction.  The Term Loan was converted to permanent financing on October 7, 2008, and is being repaid over 10 years until it matures on October 7, 2018.  The Term Loan is secured by a first priority security interest in our real and personal property, including our interest in the ethanol project.  Under the terms of the Term Loan Agreement, 50% of our Excess Cash Flow, as defined in the Term Loan Agreement, is to be applied on an annual basis to prepay the Term Loan.  On March 31, 2009, the Company’s term  and revolving credit agreements were amended.  The amendments permit the Company to defer up to four term loan principal payments, delay the excess cash flow sweep until January 1, 2011, require the Company to comply with new cash flow reporting and hedging policy obligations, require the Company to hire a plant manager and a risk manager, and require the Company to make a commercially reasonable inquiry into amending its existing air permit.  The amendments also deleted the Minimum Equity and the Minimum Net Worth covenants after March 31, 2009 until the maturity date of the loans.  The Third Term Amendment also resets the financial requirements of the Minimum Working Capital and the Minimum Fixed Charge Coverage covenants.  Pursuant to the term loan amendment, the Company deferred its February 1, 2009 term loan payment.

Under the amended agreement, the Company is required to maintain working capital (defined as current assets less current liabilities excluding the current portion of long term debt and subordinated debt) of $3,000,000 through 2009.  At September 30, working capital calculated under this formula was $9,623,000.  The fixed charge coverage covenant is an annual calculation, and as such, is not calculated until December 31.  At September 30, 2009, The Company was in compliance with all loan covenants.

Revolving Loan

On November 6, 2007, the Company as borrower entered into a revolving credit agreement with FCS Financial, PCA (“FCS”) as lender for a total borrowing up to $5,000,000 (the “Revolving Credit Agreement”). The purpose of the Revolving Credit Agreement is to (i) fund proper corporate business purposes of the Company, (ii) fund the Company’s maintenance capital expenditures and (iii) to finance letters of credit.  Borrowings under the Revolving Credit Agreement are subject to availability under a borrowing base calculation based on accounts receivable, inventory and accounts payable.  Each borrowing, at the option of the Company, can be either a revolving base rate loan or a revolving LIBOR rate loan  plus 3.5% at December 31, 2008, and 2.5% at September 30, 2009 (in either case, a “Revolving Loan”).  The Company may select interest periods of one, two, three or six months for LIBOR loans.  The Revolving Loan is secured by all of the Company’s real property and personal property now owned or hereafter acquired by the Company, secured equally and ratably with the Term Loan on the same lien priority basis.  The Revolving Loan was amended on March 31, 2009 by the Company and FCS to reestablish a maximum borrowing amount of $5,000,000 (subject to borrowing base availability) and modify the maturity date of the revolving loan to be due in full on June 2, 2010.  As of September 30, 2009 and December 31, 2008, the amount borrowed under the revolving credit agreement was $-0- and $2,652,245, respectively.

Under the terms of the Revolving Credit Agreement, the Company may request that FCS issue one or more letters of credit, subject to borrowing availability.  The Company agrees to pay FCS a fee of 2.5%, payable quarterly, on the face amount of each letter of credit issued. As of September 30, 2009, a $120,000 undrawn letter of credit was issued by FCS on behalf of the Company to cover bonding provisions. The letter of credit expires January 2010.  If the letter of credit is drawn against, then the amount of the letter of credit would become a borrowing under the revolving credit agreement.  At December 31, 2008 there were no letters of credit outstanding.

The 2010 Notes

On June 5, 2008, the Company issued $3,590,000 of 9% subordinated secured notes (the “Subordinated Notes”) to accredited investors and related entities totaling $2,540,000 and unrelated creditors totaling $1,050,000, respectively.  The Subordinated Notes bear interest at 9% per annum computed on the basis of a 360-day year for the actual number of days elapsed and will mature on June 4, 2010 (the “Maturity Date”).  Interest will be payable annually, with the first installment paid on June 5, 2009, and thereafter on the Maturity Date, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, will be immediately due and payable in full.  The Subordinated Notes are secured pursuant to a loan and security agreement among the Company as debtor, the State Bank of Slater as agent and the holders from time to time as a party thereto as lenders dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Subordinated Notes. The Subordinated Notes are also secured by a leasehold deed of trust, assignment of rents and security agreement, among the Company as grantor, Thomas Kreamer as trustee and the Bank of Slater as grantee dated June 5, 2008, whereby the Company granted a second lien security interest over substantially all of Company’s personal property in support of the obligation to repay the Subordinated Notes.  The Company also agreed that debt created by the issuance of the Subordinated Notes is subordinate to loans provided primarily by FCS.  On March 31, 2009, the Company entered into a Conversion Agreement that established certain financial conditions whereby a previously issued $1 million Subordinated Note issued by the Company to Ray-Carroll on June 5, 2008  may mature on June 5, 2011 instead of June 5, 2010 .  In return for the potential delayed maturity of the $1 million Note, the Company may not make financial distributions to its members until such $1 million note is repaid.  The Company made interest payments on the Subordinated Notes on June 5, 2009 in the amount of $327,587.

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

Off-Balance Sheet Arrangements

At September 30, 2009, the Company had fixed priced ethanol forward sales contracts totaling 144,000 gallons at prices ranging from $1.55 to $1.73 per gallon and variable priced ethanol forward sales contracts totaling 6,008,000 gallons for delivery through December, 2009.  The Company uses these contracts to manage the exposure to price risk with ethanol sales and to ensure uninterrupted production by guaranteeing a limited amount of ethanol distribution.  As of September 30, 2009, the current market price of ethanol equaled $1.65 per gallon.  The Company subjected these contracts to lower of cost or market analysis and determined no lower of cost or market adjustment was required

Item 3. Quantitative and qualitative disclosures about market risk

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

As required by Rule 15d-15(b), the individual serving as our Principal Executive Officer/Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation, our Principal Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting him to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Principal Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

The Company has identified material weaknesses relating to (1) segregation of management duties and (2) financial statement preparation.

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

Financial Statement Preparation - Financial statements prepared by management required certain inventory recalculations and other reclassifications and disclosure modifications after presentation to the external auditors but before presentation in this report in order to be properly stated.  The financial statements in this report have been properly classified.  Management intends to better use outside consultants, including the services of Williams-Keepers LLC to properly classify the information in the financial statements.

Changes In Internal Control Over Financial Reporting

The above noted weaknesses were noted on the Form 10-Q for the period ended June 30, 2009, in addition to material weaknesses relating to (1) inventory and (2) accounts payable and accrued expenses cut-off.  The weaknesses related to Inventory and Accounts Payable and Accrued Expenses Cut-off were remedied during the quarter ended September 30, 2009.  The quarterly report on Form 10-Q for the period ended June 30, 2009 also identified a significant deficiency relating to corn forward purchase contracts, which was remedied during the quarter ended September 30, 2009.

Inventory – The Company has changed its procedures to now delete all old production cost data from its calculation tables prior to inputting any new information.  Additionally, effective November 2009, the Company has engaged Williams-Keepers LLP, as an outside consultant, as an additional step to prevent such errors in the future.

Accounts Payable and Accrued Expenses Cut-off - Certain legal fees and a settlement payment related to plant construction costs were not initially recorded in the period in which the services were rendered.  The Company has changed its procedures to record expenses when an initial invoice is received, even if management intends to dispute the amount.  Additionally, the Company has implemented steps to promote better communication and coordination between management and the accounting staff to record all transactions in the proper accounting period.

Corn Forward Purchase Contracts – Following the close of the second quarter of 2009, the accounting department was not initially aware of an outstanding fixed price corn forward purchase contract with undelivered corn totaling 725,979 bushels.  The contract was properly included in the Company’s second quarter financial statements.  During the third quarter of 2009, the Company has revised its financial statement preparation procedures to include any existing forward contract obligations in its financial statements for future periods.

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

Date: November 16, 2009

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