Form 10-Q/A
period 2009-06-30
Show Me Ethanol, LLC
filed 2009-12-04
CIK 1397872

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

Explanatory Note

This Amendment No. 1 to Show Me Ethanol, LLC’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, originally filed on September 17, 2009 (the “Original Filing”), is being filed to (a) respond to comments by the staff of the Commission in a letter dated October 26, 2009 regarding our disclosure of changes in internal controls over financial reporting and (b) correct the Net (loss) income per unit-per thousand dollars of capital contributed presented in the financial statements.

Under Item 4 of Part I, we have added a section on “Changes in Internal Control over Financial Reporting” to clarify there was no significant change in the Company’s internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We have corrected the numbers presented in the net (loss) income per unit-per thousand dollars of contributed capital, presented in the Statement of Operations and note 1 related thereto.  The Company does not view the change as material but has revised the figure for the three months ended June 30, 2009 from a loss of $46.66 to a loss of $37.44.  The Company has revised the figure for the six months ended June 30, 2009 from a loss of $119.27 to a loss of $109.21.

The Company became aware of a computational error on November 30, 2009.  The number in the Original Filing did not include the results of a capital fundraising that occurred on March 31, 2009.  The Company’s audit committee consulted with its independent accountants.  The audit committee concluded that the error was not material but the Company’s Original Filing should be amended.

We have not modified or updated the disclosures presented in the Original Filing, except as provided above.  Accordingly, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events.  Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the Original Filing.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

SHOW ME ETHANOL, LLC

CONDENSED BALANCE SHEETS

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$3,024,819	$608,143
Accounts receivable	2,959,640	1,710,916
Accounts receivable - related party	529,419	593,939
Prepaid expenses	639,180	537,141
Inventory	2,621,123	4,101,379
Total current assets	9,774,181	7,551,518

PROPERTY, PLANT AND EQUIPMENT
Operating equipment	69,769,073	69,265,196
Land and buildings	11,732,018	11,732,018
Accumulated depreciation	(8,826,354)	(4,822,163)
Property, plant and equipment, net	72,674,737	76,175,051

OTHER ASSETS	586,282	616,665
Total assets	$83,035,200	$84,343,234

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable, including related party; 2009 - $169,108, 2008 - $938,751	$829,523	$1,361,803
Accrued expenses	202,965	449,223
Accrued loss on forward contracts	–	14,135,849
Current portion of long term debt and revolving line of credit, including related party debt; 2009 - $1,240,000	10,891,312	50,702,495
Total current liabilities	11,923,800	66,649,370

LONG-TERM DEBT, including related party debt; 2009 - $13,000,000, 2008 - $2,240,000	55,082,147	3,711,465
Total liabilities	67,005,947	70,360,835

MEMBERS' EQUITY
Class A capital units, 1,498 issued	26,132,300	22,969,600
Class B capital units, 422 issued	8,317,365	6,317,365
Class C capital units, 213 issued	3,889,386	3,189,118
Retained earnings (deficit)	(22,309,798)	(18,493,684)
Total members' equity	16,029,253	13,982,399
Total liabilities and members' equity	$83,035,200	$84,343,234

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2009	2008	2009	2008

SALES
Ethanol Sales	$2,393,516	$6,862,994	$39,343,650	$6,862,994
Distillers Sales to related party	4,853,704	1,639,417	8,853,406	1,639,417
Ethanol producer credit	–	870,173	209,924	870,173
Total sales	27,247,220	9,372,584	48,406,980	9,372,584

COST OF SALES
Cost of sales (related party cost of sales - Note 9)	27,099,056	8,066,768	48,313,410	8,066,768
Loss on forward contracts with a related party (Note 9)	–	–	1,364,152	–
Total cost of sales	27,099,056	8,066,768	49,677,562	8,066,768
Gross income (loss)	148,164	1,305,816	(1,270,582)	1,305,816

GENERAL AND ADMINISTRATIVE
EXPENSES
General and administrative expenses	894,982	593,269	1,628,916	805,409
Total general and administrative expenses	894,982	593,269	1,628,916	805,409
Operating (loss) income	(746,818)	712,547	(2,899,498)	500,407

OTHER INCOME (EXPENSE)
Interest expense	(520,103)	(225,395)	(1,077,715)	(229,589)
Interest expense - related party	(205,616)	(11,200)	(256,016)	(11,200)
Interest and other income	43,656	9,704	417,115	36,438
Net other income (expense)	(682,063)	(226,891)	(916,616)	(204,351)
Net (loss) income	$(1,428,881)	$485,656	$(3,816,114)	$96,056

Net (loss) income per unit-per thousand dollars of capital contributed	($37.74)	15.18	($109.21)	9.25

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

(unaudited)

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

Capital contributions: On March 31, 2009 the Company completed a fundraising totaling $3,862,968 in cash and  $2,000,000 in settlement of corn forward contract liability as part of a voluntary capital fundraising from current members.  As part of the fundraising, participating member’s capital accounts were credited by the amount of each member’s capital contribution, resulting in such contributing members owning a greater percentage of the business in the form of voting rights and economic interests than before the fundraising, however no additional membership units were issued.  As a result, subsequent to March 31, 2009, earnings are allocated pro rata based on each member’s capital contributed to the total contributed capital, and earnings per unit has been replaced with net income (loss) per thousand dollars of capital contributed.  Since each membership unit (A, B, and C units) was issued at $15,000 per unit, the change in allocation has no affect on prior periods.

The net income (loss) per thousand dollars of capital contributed was based on the weighted average capital contributed for the periods presented.  The weighted average capital contributed for the three and six months ended June 30, 2008 was $31,995,000.  The weight average capital contributed for the three and six months ended June 30, 2009 was $37,857,968 and $34,942,680, respectively.

The financial statements for the three and six months periods ended June 30, 2009 have been reissued to reflect the correction of a computational error in the net income (loss) per thousand dollars of capital contributed as follows:

	As Restated	As Previously Reported	Effect of Change

Net income (loss) per thousand dollars of capital contributed for the three months ended June 30, 2008	(37.74)	(44.66)	6.92
Net income (loss) per thousand dollars of capital contributed for the six months ended June 30, 2009	(109.21)	(119.27)	10.06

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

3.       INVENTORIES

Inventories are physically counted at each month end and are valued using the lower of first-in first-out (FIFO) cost or market. They consisted of the following at June 30, 2009:

Ethanol	$ 442,426
Corn	272,297
Distillers dried grains	114,966
Work in process	1,044,016
Production chemicals	284,015
Other	463,403
Total	$ 2,621,123

4.       INTANGIBLE ASSETS

Intangible assets are recorded at cost.  Loan origination costs are being amortized over the term of the related loans using the interest method.  The carrying basis and accumulated amortization of recognized intangible assets recorded in other assets at June 30, 2009 and December 31, 2008, were:

	June 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization	Amount	Amortization
Loan origination costs	$541,217	$127,234	$531,217	$86,036
Permits	100,472	–	95,857	–
Total	$641,689	$127,234	$627,074	$86,036

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

The estimated maturities of long-term debt during the years ending June 30, are as follows:

		Revolving line of credit and Long Term Debt	Captial Lease Obligations

2010		$ 7,418,263	$ 25,720
2011		5,830,376	25,720
2012		4,800,698	26,972
2013		4,800,000	-
2014		16,800,000	-
Thereafter		22,800,000	-
	Total long-term debt	$ 62,449,337	78,412
	Less amount representing interest		(3,532)
	Present value of future minimum lease		$ 74,880

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

The Company uses corn forward purchase contracts to manage the exposure to price risk associated with corn purchases and to ensure adequate supply of corn for production.  During the quarter ended September 30, 2008, corn forward purchase contracts were utilized to lock in the cost of corn during an inflationary period and to ensure an adequate corn supply at a time when there was some doubt as to the adequacy of local and national markets ability to meet corn demand.  Due to unforeseen market declines in corn prices and ample supply of corn, this strategy resulted in significant losses to the Company.  At December 31, 2008, the Company had entered into forward purchase contracts under the aforementioned agreement with Ray-Carroll totaling 4.9 million bushels for delivery through May, 2009 at prices ranging from $5.80 to $7.20 per bushel with the market price of corn equal to $4.01 per bushel.  These contracts were written down to the lower of cost or market which resulted in recording an unrealized loss on forward purchase contracts of $14,135,849 at December 31, 2008.  As part of the Company’s negotiations with FCS related to debt covenant solutions, the Company was required to settle the corn forward purchase contracts.  Pursuant to the requirement, the Company entered into a conversion agreement with Ray-Carroll to settle the corn forward purchase contracts for $15.5 million resulting in an additional loss of $1,364,151 for the six months ended June 30, 1009.  For terms of settlement on the corn forward purchase contracts, see Note 6.  Subsequent to December 31, 2008 the Company‘s strategy is to contract no more than two weeks of corn consumption in order to ensure an adequate corn supply for uninterrupted ethanol production.  At June 3, 2009, the Company has 725,000 bushels of corn purchased on forward contracts with Ray-Carroll at $3.81 per bushel with current market price of corn equal to $3.73.  The Company subjected these contracts to a lower of cost or market analysis and determined no lower of cost or market adjustment was required.

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

Item 2: Management’s Discussion and analysis of financial condition and results of operations

Forward Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.  These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).  Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

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

Selected Financial Information

The Company began production May 22, 2008.  Therefore, comparative information is not available for the six months ended June 30, 2008.  The following table shows some results of operations for the three months ended June 30, 2009:

	Quarter Ended June 30, 2009 (Unaudited	Percent
Sales	$ 27,247,220	100.0%
Ethanol Producer Credit	–	0.0%
Total Sales	27,247,220	100.0%

Cost of Sales	27,099,056	99.5%
Cost of Sales - Loss on Forward Contracts	–	0.0%
General and Administrative Expenses	894,982	3.3%
Interest Expense	725,719	2.7%
Interest and other income	43,656	0.2%

Net Loss	$ (1,428,881)	5.2%

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

The following table shows some results of our operations for the six months ended June 30, 2009:

	Six Months Ended June 30, 2009 (Unaudited)	Percent

Sales	$ 48,197,056	99.6%
Ethanol Producer Credit	209,924	0.4%
Total Sales	48,406,980	100.0%

Cost of Sales	48,313,410	99.8%
Cost of Sales - Loss on Forward Contracts	1,364,152	2.8%
General and Administrative Expenses	1,628,916	3.4%
Interest Expense	1,333,731	2.8%
Interest and other income	417,115	0.9%

Net Loss	($3,816,114)	7.9%

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

Changes in Internal Control over Financial Reporting

There was no significant change in the Company’s internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: December 4, 2009

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