Form 10-Q/A
period 2009-09-30
Show Me Ethanol, LLC
filed 2009-12-04
CIK 1397872

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

Explanatory Note

This Amendment No. 1 to Show Me Ethanol, LLC’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, originally filed on November 16, 2009 (the “Original Filing”), is being filed to correct the net (loss) income per thousand dollars of capital contributed presented in the financial statements.

We have corrected the numbers presented in the net (loss) income per thousand dollars of contributed capital, presented in the Statement of Operations and note 1 related thereto.  The Company does not view the change as material but has revised the figure for the three months ended September 30, 2009 from a gain of $114.09 to a gain of $96.42.  The Company has revised the figure for the nine months ended September 30, 2009 from a loss of $5.19 to a loss of $4.62.

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

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2009	2008	2009	2008

SALES
Ethanol Sales	$20,635,096	$29,984,160	$59,978,746	$36,847,154
Distillers Sales to related party	3,685,879	5,156,481	12,539,284	6,795,897
Ethanol producer credit	2,542,570	2,250,356	2,752,494	3,120,529
Total sales	26,863,545	37,390,997	75,270,524	46,763,580

COST OF SALES
Cost of sales (related party cost of sales - Note 9)	21,898,737	37,540,519	70,212,152	45,592,884
Loss on forward contracts with a related party (Note 9)	-	10,728,188	1,364,152	10,728,188
Total cost of sales	21,898,737	48,268,707	71,576,304	56,321,072
Gross profit (loss)	4,964,808	(10,877,710)	3,694,220	(9,557,492)

GENERAL AND ADMINISTRATIVE
EXPENSES
General and administrative expenses	617,237	801,016	2,246,152	1,620,828
Total general and administrative expenses	617,237	801,016	2,246,152	1,620,828
Operating (loss) income	4,347,571	(11,678,726)	1,448,068	(11,178,320)

OTHER INCOME (EXPENSE)
Interest expense	(491,997)	(762,354)	(1,556,212)	(990,442)
Interest expense - related party	(207,754)	(57,150)	(477,270)	(69,850)
Interest and other income	2,338	26,527	419,457	62,964
Net other income (expense)	(697,413)	(792,977)	(1,614,025)	(997,328)
Net (loss) income	$3,650,158	$(12,471,703)	$(165,957)	$(12,175,648)

Net (loss) income per thousand dollars of capital contributed	$96.42	$(389.80)	$(4.62)	$(380.55)

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

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30

(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(165,957)	$(12,175,647)
Items not requiring (providing) cash:
Depreciation and amortization	6,099,666	2,832,772
Loss on sale of property, plant and equipment	943	–

Changes in:
Accounts receivable	(859,004)	(3,309,381)
Prepaid expenses	189,791	24,527
Accounts payable and accrued expenses	(97,465)	1,290,760
Inventories	1,048,066	(3,128,829)
Accrued loss on forward contracts	(135,849)	10,728,188
Other assets and liabilities	(50,863)	102,636
Net cash provided by (used in) operating activities	6,029,328	(3,634,974)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(589,465)	(29,929,792)
Proceeds from disposal of property, plant and equipment	16,275	–
Net cash used in investing activities	(573,190)	(29,929,792)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and revolving line of credit	–	34,142,288
Payments on capital lease obligations	(19,503)	–
Payments for financing costs	(6,500)	–
Principal payments on long-term debt and revolving line of credit	(5,078,027)	(34,214)
Voluntary capital contribution	3,862,968	–
Net cash provided by (used in) financing activities	(1,241,062)	34,108,074
Net change in cash	4,215,076	543,308
Cash and cash equivalents, beginning of period	608,143	4,652,087
Cash and cash equivalents, end of period	$4,823,219	$5,195,395

Supplemental Cash Flow Information
Interest paid (net of amount capitalized)	$1,974,419	$718,512
Settlement of accrued loss on forward contracts by issuance of long-term debt	12,000,000	–
Settlement of accrued loss on forward contracts in lieu of capital contribution	2,000,000	–
Purchase of property, plant and equipment through issuance of long-term debt	–	23,160
Loan fees and interest capitalized in construction in progress		967,847

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

The net income (loss) per thousand dollars of capital contributed was based on the weighted average capital contributed for the periods presented.  The weighted average capital contributed for the three and nine months ended September 30, 2008 was $31,995,000.  The weighted average capital contributed for the three and nine months ended September 30, 2009 was $37,857,968 and $35,925,121 respectively.

The financial statements for the three and nine month period ended September 30, 2009 have been reissued to reflect the correction of a computational error in the net income (loss) per thousand dollars of capital contributed as follows:

	As Restated	As Previously Reported	Effect of Change

Net income (loss) per thousand dollars of capital contributed for the three months ended September 30, 2009	96.42	114.09	(17.67)
Net income (loss) per thousand dollars of capital contributed for the nine months ended September 30, 2009	(4.62)	(5.19)	0.57

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

3.       INVENTORIES

Inventories are physically counted at each month end and are valued using the lower of first-in first-out (FIFO) cost or market. They consisted of the following at September 30, 2009:

Ethanol	$ 853,938
Corn	437,508
Distillers dried grains	58,375
Work in process	820,255
Production chemicals	377,300
Other	505,937
Total	$ 3,053,313

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

The estimated maturities of long-term debt during the years ending September 30 are as follows:

		Revolving line of credit and Long Term Debt	Capital Lease Obligations

2010		$ 7,418,363	$ 25,720
2011		5,829,087	25,720
2012		4,800,000	27,610
2013		4,800,000	-
2014		16,800,000	-
Thereafter		21,600,000	-
	Total long-term debt	$ 61,247,450	79,050
	Less amount representing interest		(10,015)
	present value of future minimum lease		$ 69,035

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

Selected Financial Information

Results of Operations for the Three Months Ended September 30, 2009 and 2008.

 The following table shows some results of operations for the three months ended September 30, 2009 and 2008:

	Quarter Ended September 30, 2009 (Unaudited)	Quarter Ended September 30, 2008 (Unaudited)

Sales	$ 24,320,975	$ 35,140,641
Ethanol Producer Credit	2,542,570	2,250,355
Total Sales	26,863,545	37,390,996

Cost of Sales	21,898,737	37,540,518
Cost of Sales - Loss on Forward Contracts	–	10,728,188
General and Administrative Expenses	617,237	801,016
Interest Expense	699,751	819,504
Interest and other income	2,338	26,527

Net Income (Loss)	$ 3,650,158	$ (12,471,703)

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

The following table shows some results of our operations for the nine months ended September 30, 2009:

	Nine Months Ended September 30, 2009 (Unaudited)	Percent

Sales	$ 72,518,030	96.3%
Ethanol Producer Credit	2,752,494	3.7%
Total Sales	75,270,524	100.0%

Cost of Sales	70,212,152	93.3%
Cost of Sales - Loss on Forward Contracts	1,364,152	1.8%
General and Administrative Expenses	2,246,152	3.0%
Interest Expense	2,033,482	2.7%
Interest and other income	419,457	0.6%

Net Loss	(165,957)	0.2%

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

Financial Statement Preparation - Financial statements prepared by management required certain inventory recalculations and other reclassifications and disclosure modification after presentation to the external auditors but before presentation in this report in order to be properly stated.  The financial statements in this report have been properly classified.  Management intends to better use outside consultants, including the services of Williams-Keepers LLC to properly classify the information in the financial statements.

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