Form 10-Q/A
period 2009-03-31
Show Me Ethanol, LLC
filed 2010-01-22
CIK 1397872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2
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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (the “Amendment”) amends Show Me Ethanol, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed on May 15, 2009 and subsequently amended on July 1, 2009 by Amendment No. 1 on Form 10-Q/A.  The Amendment is being filed solely to correct the certifications that were submitted as attached exhibits.

We have repeated the entire text of the Quarterly Report in this Amendment.  However, there have been no changes to the text of the Quarterly Report, other than (1) the updating of page numbers in the table of contents and (2) the new certifications by the Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the filing of the original Form 10-Q or Form 10-Q/A.

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

See Notes to Condensed Financial Statements

SHOW ME ETHANOL, LLC
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31
(unaudited)

	2009	2008

SALES
Ethanol Sales	$16,950,134	$-
Distillers Sales to related parties	3,999,702	-
Ethanol producer credit	209,924	-
Total sales	21,159,760	-
COST OF SALES
Cost of sales (Note 10)	21,410,756	-
Loss on forward contracts	1,364,152	-
Total cost of sales	22,774,908	-
Gross loss	(1,615,148)	-
GENERAL AND ADMINISTRATIVE
EXPENSES
General and administrative expenses	537,532	215,035
Total general and administrative expenses	537,532	215,035
Operating loss	(2,152,680)	(215,035)
OTHER INCOME (EXPENSE)
Interest expense	(608,010)	-
Grant income
Interest and other income	373,459	26,733
Net other income (expense)	(234,551)	26,733
Net loss	$(2,387,231)	$(188,301)

Net loss per unit - basic and diluted	$(1,119.19)	$(88.28)

Weighted average units outstanding - basic and diluted
	2,133	2,133

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

Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As of March 31, 2009, the Company does not hold any derivative instruments. As a result, the adoption of this Statement had no impact on the financial statements of the Company.

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

SHOW ME ETHANOL, LLC

Date: January 22, 2009

By:	/s/ Richard A. Hanson
Name: Richard A. Hanson
Title: General Manager